Form 10-K
period 2024-03-31
NGL Energy Partners LP
filed 2024-06-06
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒
The aggregate market value at September 30, 2023 of the Common Units held by non-affiliates of the registrant, based on the reported closing price of the Common Units on the New York Stock Exchange on such date ($3.87 per Common Unit) was $400.6 million. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such a determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.
At June 4, 2024, there were 132,512,766 common units issued and outstanding.

i

Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains various forward-looking statements and information that are based on NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) beliefs and those of our general partner (“GP”), as well as assumptions made by and information currently available to us. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Certain words in this Annual Report such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “project,” “will,” and similar expressions and statements regarding our plans and objectives for future operations, identify forward-looking statements. Although we and our GP believe such forward-looking statements are reasonable, neither we nor our GP can assure they will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected. Among the key risk factors that may affect our consolidated financial position and results of operations are:

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
•the effect of executive orders and legislative and regulatory actions on hydraulic fracturing, water disposal and transportation, the treatment of flowback and produced water, seismic activity, and drilling and right-of-way access on federal and state lands;
•delays or restrictions in obtaining, utilizing or maintaining permits and/or rights-of-way by us or our customers;
•hazards or operating risks related to transporting and distributing petroleum products that may not be fully covered by insurance;
•the maturity of the crude oil, natural gas liquids, and refined products industries and competition from other markets;
•loss of key personnel;
•the impact of competition on our operations, including our ability to renew contracts with key customers;
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

PART I

References in this Annual Report to (i) “NGL Energy Partners LP,” “we,” “us,” “our,” or the “Partnership” or similar terms refer to NGL Energy Partners LP and its operating subsidiaries, (ii) “NGL Energy Holdings LLC” or “general partner” refers to NGL Energy Holdings LLC, our general partner (“GP”), (iii) “NGL Energy Operating LLC” refers to NGL Energy Operating LLC, the direct operating subsidiary of NGL Energy Partners LP, and (iv) the “NGL Energy GP Investor Group” refers to, collectively, the 43 individuals and entities that own all of the outstanding membership interests in our GP.

We have presented operational data in Part I, Item 1–“Business” for the year ended March 31, 2024. Unless otherwise indicated, this data is as of March 31, 2024.

Item 1.    Business

Overview

We are a diversified midstream energy partnership that transports, treats, recycles and disposes of produced and flowback water generated as part of the energy production process as well as transports, stores, markets and provides other logistics services for crude oil and liquid hydrocarbons. Originally formed in September 2010, we are a Delaware master limited partnership and our business is currently organized into the following three segments:

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
•Our Crude Oil Logistics segment purchases crude oil from producers and marketers and transports it to refineries or for resale at pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs, and provides storage, terminaling and transportation services through its owned assets. Our activities in this segment are supported by certain long-term, fixed rate contracts which include minimum volume commitments on our owned and leased pipelines and storage tanks.
•Our Liquids Logistics segment conducts supply operations for natural gas liquids, refined petroleum products and biodiesel to a broad range of commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our 23 owned terminals, third-party storage and terminal facilities, nine common carrier pipelines and a fleet of leased railcars. We also provide services for marine exports of butane through our facility located in Chesapeake, Virginia, and we also own a propane pipeline in Michigan. We attempt to reduce our exposure to price fluctuations by using back-to-back physical contracts and pre-sale agreements that allow us to lock in a margin on a percentage of our winter volumes. We also enter into financially settled derivative contracts as economic hedges of our physical inventory, physical sales and physical purchase contracts.

Business Repositioning

Over the past several years, we have undertaken a number of important strategic actions in an effort to leverage the Partnership’s core areas of competitive strength and focus on generating stable, growing and predictable cash flows, while improving our credit profile. We believe our actions have substantially simplified our business mix and have allowed us to focus on what we believe are the core areas of our business and improved our overall financial position. These actions are expected to position us for sustained growth in the future.

For more information regarding our results of operations and reportable segments, see Part II, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 to our consolidated financial statements included in this Annual Report. For more information regarding our dispositions and acquisitions transactions and the impact to our operations, see Note 17 to our consolidated financial statements included in this current Annual Report and our Annual Reports on Form 10-K for the years ended March 31, 2023 and 2022.

Debt Refinancing

On February 2, 2024, we closed a debt refinancing transaction of $2.9 billion. The refinancing consisted of a private offering of $2.2 billion of senior secured notes, which includes $900.0 million of 8.125% senior secured notes due 2029 (“2029 Senior Secured Notes”) and $1.3 billion of 8.375% senior secured notes due 2032 (“2032 Senior Secured Notes”). We also entered into a new seven-year $700.0 million senior secured term loan “B” credit facility (“Term Loan B”).

In addition, in connection with the closing of the refinancing, our $600.0 million asset-based revolving credit facility (“ABL Facility”) was amended to extend the maturity and to make certain other changes to the terms thereof. No changes were made to the aggregate amount of commitments under the ABL Facility.

For additional information related to the 2029 Senior Secured Notes, 2032 Senior Secured Notes, Term Loan B and ABL Facility, see Note 7 to our consolidated financial statements included in this Annual Report.

Primary Service Areas

The following map shows the primary service areas of our businesses at March 31, 2024:

Corporate Offices
Key Operating Basins
Water Solutions Facilities
Crude Oil Terminals
Grand Mesa Crude Oil Pipeline
Ambassador Liquids Pipeline
Liquids Terminals

Organizational Chart

The following chart provides a summarized overview of our legal entity structure at March 31, 2024:

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

Our Business Strategies

Our principal business objectives are to maximize the profitability and stability of our businesses, grow our businesses in an accretive and prudent manner, and maintain a strong balance sheet. We intend to accomplish these business objectives by executing the following strategies:

•Prudently managing our balance sheet to provide us with maximum financial flexibility for funding our operations, capital projects and strategic acquisitions. Our primary focus is to reduce our absolute debt and leverage and maintain sufficient liquidity to continue to reduce our overall leverage and reinstate the payment of common unit distributions. We are also focused on maintaining credit metrics to manage existing and future capital requirements as well as to take advantage of market opportunities. We expect to continue to evaluate the capital markets and may opportunistically pursue financing transactions to optimize our capital structure.
•Building a midstream master limited partnership focusing on providing water solutions to upstream customers. We continue to enhance our ability to transport produced water from the wellhead to treatment for disposal, recycle, or discharge. To a lesser extent, we move crude oil from the wellhead to refineries, and natural gas liquids from processing plants and supply hubs to end users.
•Operating in a safe and environmentally responsible manner. We seek to operate our business in a safe and environmentally responsible manner by working with our employees, customers, vendors and local communities to minimize our environmental impact and comply with local, state and federal environmental laws and regulations.
•Focusing on consistent annual cash flows from operations under multi-year contracts that minimize commodity price risk and generate fee-based revenues. We intend to focus on generating revenues under long-term fixed fee contracts in addition to back-to-back contracts which minimize commodity price exposure. We seek to continue to increase cash flows that are supported by certain fixed fee, multi-year contracts, some of which include acreage dedications from producers or minimum volume commitments.
•Achieving growth by utilizing our existing footprint of assets, investing in new assets, customers and ventures that increase volume and enhance our operations, and generate attractive rates of return. We have available capacity in many of the assets that we own and operate that can be utilized to increase cash flows with minimal incremental capital investment. We have invested and expect to continue to invest within our existing businesses to capitalize on accretive, organic growth opportunities. We also continue to pursue strategic transactions and ventures that complement and enhance our existing footprint.

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

•Our network of crude oil transportation and storage assets, which allows us to serve customers over a wide geographic area and optimize sales. Our strategically deployed terminals, as well as our owned and contracted pipeline capacity, provide access to a wide range of customers and markets. We use this expansive network of transportation assets to deliver crude oil to optimal markets. These operations are supported by certain long-term, fixed rate contracts with producers, refiners and marketers and include minimum volume commitments on our owned and leased pipelines and storage tanks.
•Our network of natural gas liquids transportation, terminal, and storage assets, which allows us to provide multiple services across the United States and Canada. Our strategically located terminals, propane pipeline in Michigan, large leased railcar fleet, shipper status on common carrier pipelines, and substantial leased storage enable us to be a preferred purchaser and seller of natural gas liquids. We have a diverse base of long-standing customers and believe that our performance metrics allow us to reliably supply, store and transport products throughout the United States and Canada.
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

We operate in a number of the most prolific crude oil and natural gas producing areas in the United States including the Delaware Basin in New Mexico and Texas, the DJ Basin in Colorado and the Eagle Ford Basin in Texas. With a system that handled approximately 884.6 million barrels of produced water across its areas of operation during the year ended March 31, 2024, we believe that we are the largest independent produced water transportation and disposal company in the United States. We currently have approximately 664,000 acres dedicated to our system under long-term agreements in the Northern Delaware Basin. In addition, we have several minimum volume commitments and other commercial agreements covering the Delaware, DJ and Eagle Ford Basins. Our focus in building our Water Solutions business has been to secure long-term, fixed fee contracts that contain minimum volume commitments, acreage dedications or similarly strong contractual relationships with large, well-capitalized producer customers.

Our core asset in the Water Solutions segment is our system located in the Northern Delaware Basin, where we own and operate the largest integrated network of large diameter produced water pipelines, recycling facilities and disposal wells. This system spans six counties in New Mexico and Texas that represent one of the most prolific crude oil producing regions in the United States with some of the most economic hydrocarbon resources and lowest break-even economics for producers. Our system has over 750 miles of newly-built, in-service large diameter produced water pipelines connected to 56 active saltwater disposal facilities and 127 active disposal wells. We currently have approximately 664,000 acres dedicated to the Northern Delaware system providing a multi-decade drilling inventory and significant growth opportunity.

On January 22, 2024, we announced that our Water Solutions business is commencing expansion of its Lea County Express Pipeline System from a capacity of 140,000 barrels of water per day to 340,000 barrels per day in 2024 (“LEX II Expansion”). We expect the LEX II Expansion to be completed during the second half of fiscal year 2025. The addition of a second large-diameter pipeline, disposal wells, and facilities will greatly expand the capabilities of our existing produced water super-system and create a significantly larger outlet for produced water disposal within the Delaware Basin. The construction of the 27-mile, 30-inch produced water pipeline will transport water to areas outside the core of the basin thereby further diversifying the geographic location of our disposal operations. The LEX II Expansion is fully underwritten by a recently executed minimum volume commitment contract that includes an acreage dedication extension with an investment grade oil and gas producer. The LEX II Expansion includes an incremental increase in committed acreage and volumes under dedication from the producer. Additionally, the LEX II Expansion is expandable up to 500,000 barrels per day.

As part of our operations, we also recycle water, which includes the sale of produced water and recycled water for use in our customers’ completion activities. During the year ended March 31, 2024, we sold approximately 30.8 million barrels of recycled water.

Operations. We own 89 water treatment and disposal facilities, including 193 injection wells. The location and permitted processing capacities of these facilities are summarized below.

	Number of	Number of	Permitted Processing Capacity (barrels per day)
Location	Facilities	Wells	Own (1)	Lease (2)	Total
Delaware Basin (3) - Texas and New Mexico	56	127	1,429,000	3,582,300	5,011,300
Eagle Ford Basin (3)(4) - Texas	18	32	449,000	362,000	811,000
DJ Basin - Colorado	13	31	373,000	162,500	535,500
Other Basins - Texas	2	3	55,000	—	55,000
Total - All Facilities	89	193	2,306,000	4,106,800	6,412,800

(1)    These facilities are located on lands we own.
(2)    These facilities are located on lands we lease.
(3)    Certain facilities can dispose of both produced water and solids such as tank bottoms, drilling fluids and drilling muds.
(4)    Includes one facility with a permitted processing capacity of 40,000 barrels per day in which we own a 75% interest and one facility with a permitted processing capacity of 65,000 barrels per day in which we own a 50% interest.

We own the land on which 39 of the 89 water treatment and disposal facilities are located and we either have easements or lease the land on which the remaining water treatment and disposal facilities are located.

On March 31, 2023, we sold certain saltwater disposal assets in the Midland Basin (see Note 17 to our consolidated financial statements included in this Annual Report).

On July 25, 2023, we entered into an agreement in which we terminated a minimum volume water disposal contract and sold certain saltwater disposal assets and intangible assets in the Pinedale Anticline Basin (see Note 17 to our consolidated financial statements included in this Annual Report).

On April 5, 2024, we sold approximately 122,250 acres of real estate on two ranches located in Eddy and Lea Counties, New Mexico (see Note 18 to our consolidated financial statements included in this Annual Report). In addition, the assets and liabilities related to these ranches have been classified as held for sale within our March 31, 2024 consolidated balance sheet (see Note 17 to our consolidated financial statements included in this Annual Report).

Our customers bring produced and flowback water generated by crude oil and natural gas exploration and production operations to our facilities for treatment through pipeline gathering systems and by truck. During the year ended March 31, 2024, in the Delaware Basin, we received approximately 98% of produced and flowback water via pipelines. Once we take delivery of the water, the level of processing is determined by the ultimate disposition of the water.

Our facilities dispose of produced water primarily into deep underground formations via injection wells. At our disposal facilities, we use proprietary well maintenance programs to enhance injection rates and extend the service lives of the wells.

Customers. The primary customers of our operations consist mainly of large publicly traded, oil and gas companies with diversified acreage positions across multiple leading oil and gas plays. During the year ended March 31, 2024, 69% of the revenues of our Water Solutions segment were generated from our ten largest customers of the segment. Additionally, certain key customers of the Water Solutions segment contribute significantly to the cash flows and profitability of the organization. Any loss of those customers or their contracts could have an adverse impact on our financial results.

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

Trade Names. Our Water Solutions segment operates under the NGL Water Solutions trade name.

Technology. We hold multiple patents for processing technologies. We believe that the technological capabilities of our Water Solutions business can be quickly implemented at new facilities and locations.

Crude Oil Logistics

Overview. Our Crude Oil Logistics segment purchases crude oil from producers and marketers and transports it to refineries or for resale at pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs, and provides storage, terminaling and transportation services through its owned assets. Our activities in this segment are supported by certain long-term, fixed rate contracts which include minimum volume commitments on our owned and leased pipelines and storage tanks. Our operations are concentrated in and around four prolific crude oil producing regions in the United States, including the DJ Basin in Colorado, the Permian Basin in Texas and New Mexico, the Eagle Ford Basin in Texas and the United States Gulf Coast.

Our foundational asset in this segment is the Grand Mesa Pipeline, a 550-mile pipeline that transports crude oil from its origin in Weld County, Colorado to our terminal in Cushing, Oklahoma. The Grand Mesa Pipeline commenced operations on November 1, 2016 and has operated continuously since then. The main line portion of this pipeline is comprised of an undivided interest with Saddlehorn Pipeline Company, LLC (“Saddlehorn”) in which we have ownership of 150,000 barrels per day of capacity of the pipeline. During the year ended March 31, 2024, approximately 25.6 million barrels of crude oil were transported on the Grand Mesa Pipeline. Operating costs associated with the Grand Mesa Pipeline are allocated to us based on our proportionate ownership interest and throughput. We also own and operate origin terminals at Lucerne and Riverside, Colorado, where we aggregate crude oil volumes of different types and grades and store them until they are ready for transfer to the Grand Mesa Pipeline. The Lucerne terminal has 950,000 barrels of storage and a 12 bay truck loading facility. The Riverside terminal has 20,000 barrels of storage and a four bay truck loading facility.

Through our ownership in the Grand Mesa Pipeline, we have sufficient capacity to service our customer contracts at the same origin and termination points with the ability to accept additional volume commitments. We retained ownership of our previously acquired easements for the potential future development of transportation projects involving petroleum commodities other than crude oil and condensate. With the consent and participation of Saddlehorn, we and Saddlehorn may consider future opportunities using these easements, to the extent such easements remain in effect, for projects involving the transportation of crude oil and condensate. On December 6, 2023, we announced an open season for the Grand Mesa Pipeline. This open season ended at the close of business on January 5, 2024, and resulted in a new shipper with a five-year minimum volume commitment contract commencing on January 6, 2024.

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

We own and operate a crude oil marine terminal in Point Comfort, Texas with 355,000 barrels of storage capacity and six off-loading LACTs. Our tanks connect to three docks at the port (two for ocean-going barges and ships and one for inland barges).

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

We currently transport crude oil using the following assets:

•The Grand Mesa Pipeline, which is described above, and 19 other common carrier pipelines owned by third parties; and
•396 owned railcars (all of which are leased to third parties).

We are in the process of requalifying our 396 owned railcars to be compliant with the standards for railcars for the commodities they are transporting. As of March 31, 2024, 130 railcars have been requalified (see “–Government Regulation”).

We also own 27 strategically located pipeline injection stations, the locations of which are summarized below.

State	Number of Pipeline Injection Stations
Texas	13
New Mexico	6
Oklahoma	5
Kansas	3
Total	27

On March 30, 2023, we sold our marine assets (see Note 17 to our consolidated financial statements included in this Annual Report).

Customers. Our customers include crude oil refiners, producers, and marketers. During the year ended March 31, 2024, 86% of the revenues of our Crude Oil Logistics segment were generated from our ten largest customers of the segment. Additionally, certain key customers of the Crude Oil Logistics segment contribute significantly to the cash flows and profitability of the organization. Any loss of those customers or their contracts could have an adverse impact on our financial results.

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

Supply. We obtain crude oil from a large base of suppliers, which consists primarily of crude oil producers. We currently purchase crude oil from 241 producers at 2,217 leases.

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

Our profitability is impacted by forward crude oil prices. Crude oil markets can either be in contango (a condition in which forward crude oil prices are higher than spot prices) or can be in backwardation (a condition in which forward crude oil prices are lower than spot prices). Our Crude Oil Logistics segment benefits when the market is in contango, as increasing prices result in inventory value gains during the time between when we purchase the inventory and when we sell it. In addition, we are able to better utilize our storage assets when contango markets justify storing barrels. When markets are in backwardation, our inventory values decrease during the time period between when we purchase inventory and when we sell it and the declining prices also typically have an unfavorable impact on our storage tank lease rates. To help mitigate the impact of changing prices, we enter into derivative instruments to hedge our inventory.

Trade Names. Our Crude Oil Logistics segment operates primarily under the NGL Crude Logistics, NGL Crude Transportation, NGL Crude Terminals and NGL Crude Cushing trade names.

Liquids Logistics

Overview. Our Liquids Logistics segment conducts supply operations for natural gas liquids, refined petroleum products and biodiesel to a broad range of commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our 23 owned terminals, third-party storage and terminal facilities, nine common carrier pipelines and a fleet of leased railcars. We also provide services for marine exports of butane through our facility located in Chesapeake, Virginia, and we also own a propane pipeline in Michigan. We attempt to reduce our exposure to price fluctuations by using back-to-back physical contracts and pre-sale agreements that allow us to lock in a margin on a percentage of our winter volumes. We also enter into financially settled derivative contracts as economic hedges of our physical inventory, physical sales and physical purchase contracts. We employ a number of contractual and hedging strategies to minimize commodity exposure and maximize earnings stability of this segment. During the year ended March 31, 2024, we sold approximately 2.5 billion gallons of natural gas liquids, refined products and renewables products, or 6.97 million gallons (approximately 166,000 barrels) per day.

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

We purchase butane from refiners during the summer months, when refiners have a greater butane supply than they need, and sell butane to refiners during the winter blending season, when demand for butane is higher. We utilize a portion of our railcar fleet and a portion of our leased underground storage to store butane for this purpose. We also transport customer-owned natural gas liquids on our leased railcars and charge the customers a transportation service fee as well as sublease railcars to certain customers. Our owned and leased terminals and railcar fleet give us the opportunity to access markets throughout the United States, and to move product to locations where demand is highest. We provide transportation, storage, and throughput services to third parties at our facilities in Port Hudson, Louisiana, Chesapeake, Virginia and Shelton, Washington.

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

The following table summarizes the location of our facilities and respective storage capacity and interconnects to those facilities.

		Storage Capacity (in gallons)
Location	Number of Facilities	Own (1)	Lease (2)	Total	Terminal Interconnects
Virginia	2	20,888,000	—	20,888,000	Rail Facility; Marine Facility
Arkansas	3	3,765,000	90,000	3,855,000	Connected to Enterprise Texas Eastern Products Pipeline; Rail Facility
Missouri	3	2,124,000	—	2,124,000	Connected to Enterprise Texas Eastern Products Pipeline, Phillips66 Blue Line Pipeline and Magellan (OKE) #6 Pipeline
Minnesota	1	1,829,000	—	1,829,000	Connected to Enterprise Mid-America Pipeline; Rail Facility
Indiana	1	1,530,000	—	1,530,000	Connected to Enterprise Texas Eastern Products Pipeline; Rail Facility
Wisconsin	2	696,000	390,000	1,086,000	Connected to Enterprise Mid-America Pipeline; Rail Facility
Massachusetts	2	788,400	—	788,400	Rail Facility
Louisiana	1	720,000	—	720,000	Truck Facility
Illinois	1	480,000	—	480,000	Connected to Phillips66 Blue Line Pipeline
Michigan	1	480,000	—	480,000	Connected to Ambassador Pipeline
New York	2	—	450,000	450,000	Rail Facility
Maine	1	—	120,000	120,000	Rail Facility
Vermont	1	—	120,000	120,000	Rail Facility
Washington	1	—	120,000	120,000	Rail Facility
United States Total	22	33,300,400	1,290,000	34,590,400

Ontario, Canada (3)	1	—	120,000	120,000	Truck Facility
Canada Total	1	—	120,000	120,000

Total	23	33,300,400	1,410,000	34,710,400

(1)    These facilities are located on lands we own.
(2)    These facilities are located on lands we lease.
(3)    This facility is operated by a third party under a year-to-year agreement.

During the year ended March 31, 2024, we sold three natural gas liquids terminals (see Note 17 to our consolidated financial statements included in this Annual Report).

We own the land on which 15 of the 23 natural gas liquids terminals are located and we either have easements or lease the land on which the remaining terminals are located.

We own a natural gas liquids terminal that supports refined products blending in Port Hudson, Louisiana, and a marine export/import terminal in Chesapeake, Virginia. The Port Hudson terminal is located near Baton Rouge, Louisiana, and is in proximity to other refined products infrastructure along the Colonial pipeline. This truck unloading and storage facility allows for the aggregation and supply of butane and naphtha for motor fuel blending and consists of storage tanks with a total capacity of 720,000 gallons. The Chesapeake facility is a marine export/import terminal situated upstream of Norfolk, Virginia on the Elizabeth River. The site includes a proprietary dock with the capacity to berth handy-sized vessels (a dry bulk carrier of an oil tanker with a capacity between 15,000 and 35,000 dead weight tonnage) to very large gas carriers (a carrier capable of loading anywhere between 100,000 cubic meters to 200,000 cubic meters of natural gas), truck loading and off-road racks along with 22 railcar spots, with service provided by Norfolk Southern Railroad. The facility has an aggregate storage capacity of 20,408,000 gallons.

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

We utilize a fleet of approximately 4,300 high-pressure and general purpose leased railcars of which 295 railcars are subleased by third parties.

We lease storage space to accommodate the supply requirements and contractual needs of our retail and wholesale customers.

The following table summarizes our significant leased storage space at natural gas liquids and refined products storage facilities and interconnects to those facilities:

	Leased Storage Space (in gallons)
Storage Facility Location	Beginning April 1, 2024	At March 31, 2024	Storage Interconnects
Kansas	44,100,000	56,700,000	Connected to Enterprise Mid-America Pipeline, NuStar Pipelines and ONEOK North System Pipeline; Rail Facility; Truck Facility
Michigan	21,000,000	26,692,050	Rail Facility; Truck Facility
Arizona	5,510,400	5,510,400	Kinder Morgan West Pipeline; Truck Facility
Utah	5,250,000	15,750,000	Rail Facility
Texas	4,830,000	4,830,000	Connected to Enterprise Texas Eastern Products Pipeline; Truck Facility
Mississippi	3,150,000	1,680,000	Connected to Enterprise Dixie Pipeline; Rail Facility
Oregon	2,100,000	2,100,000	Rail Facility; Truck Facility
United States Total	85,940,400	113,262,450

Ontario, Canada	8,467,200	8,467,200	Rail Facility
Alberta, Canada	1,323,420	1,323,420	Connected to Cochin Pipeline; Rail Facility
Canada Total	9,790,620	9,790,620

Total	95,731,020	123,053,070

Customers. Our Liquids Logistics segment serves approximately 1,200 customers in 48 states, Mexico and Canada, including national, regional and independent retail, industrial, wholesale, petrochemical, refiner and natural gas liquids production customers. During the year ended March 31, 2024, 23% of the revenues of our Liquids Logistics segment were generated from our ten largest customers of the segment.

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

Market Price Risk. Our philosophy is to maintain minimum commodity price exposure through a combination of purchase contracts, sales contracts and financial derivatives. A significant percentage of our refined products and biodiesel businesses is priced on a back-to-back basis which minimizes our commodity price exposure. For discretionary inventory, and for those instances where physical transactions cannot be appropriately matched, we utilize financial derivatives to mitigate commodity price exposure. Specific exposure limits are mandated in our market risk policy.

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

We use back-to-back contracts for many of our liquids business sales to limit commodity price exposure and protect our margins. We are able to match our supply and sales commitments by offering our customers purchase contracts with flexible price, location, storage, and ratable delivery. However, certain common carrier pipelines require us to keep minimum in-line inventory balances year round to conduct our daily business, and these volumes are not matched with a sales commitment.

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

Human Capital

At March 31, 2024, we had 607 employees in 27 states and Canada. Of those employees, 226 provide work primarily for our Water Solutions segment, 58 provide work primarily for our Crude Oil Logistics segment, 151 provide work primarily for our Liquids Logistics segment, and 172 provide administrative services to the various business segments. NGL is an equal-opportunity employer, and our employee handbook underscores that commitment, with policies prohibiting discrimination, harassment, and retaliation.

We understand the importance of competitive benefits packages for the health and welfare of our employees and for our ability to recruit and retain the best talent. In that regard, at the end of fiscal year 2021, we implemented $20 per hour minimum wage for all regular, full-time employees. More than 95% of our eligible employees participated in the NGL 401(k) Plan in fiscal year 2024. As of January 1, 2023, we shortened the NGL 401(k) eligibility period from the first day after six months of employment to the first day of the month after three months of employment. In addition, we provide access to a traditional PPO or a high-deductible medical plan including a health savings account with employer contributions; a flexible spending account option for those not enrolled in the high-deductible medical plan; a dental plan; a vision plan; an Employee Assistance Plan including free counseling for employees and members of their household; company-paid short-term disability coverage; voluntary long-term disability coverage; company-paid life and AD&D coverage; and voluntary life and AD&D coverage options for employees and their family members.

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
•    Conducts safety inspections;
•    Advises on strategies to improve health and safety performance; and
•    Designs and conducts safety and industrial hygiene training courses.

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

Regulation of the Transportation and Storage of Natural Gas and Oil and Related Facilities. The FERC regulates oil pipelines under the Interstate Commerce Act and natural gas pipeline and storage companies under the Natural Gas Act, and Natural Gas Policy Act of 1978 (“NGPA”), as amended by the Energy Policy Act of 2005. The Grand Mesa Pipeline became operational on November 1, 2016 and has several points of origin in Colorado, runs from those origin points through Kansas and terminates in Cushing, Oklahoma. The transportation services on the Grand Mesa Pipeline are subject to FERC regulation. In February 2018, the FERC issued a revised policy to disallow income tax allowance cost recovery in rates charged by pipeline companies organized as master limited partnerships. The FERC’s revised policy impacts cost-of-service rates on oil pipelines. Currently, the volumes of crude oil that are transported on the Grand Mesa Pipeline are subject to contractual agreements. Therefore, the FERC’s revised policy has not impacted the Grand Mesa Pipeline at the present time. Additionally, contracts we enter into for the interstate transportation or storage of crude oil or natural gas may be subject to FERC regulation including reporting or other requirements. In addition, the intrastate transportation and storage of crude oil and natural gas is subject to regulation by the state in which such facilities are located, and such regulation can affect the availability and price of our supply, and have both a direct and indirect effect on our business.

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

Environmental Regulation

General. Our operations are subject to federal, state and local laws and regulations relating to the protection of the environment. Existing regulatory requirements inform our decision-making and business activities in many ways, such as:

•informing decisions regarding what types of pollution-control equipment to deploy and how a facility should be designed;
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
•informing decision-making pertaining to our approach to investigating, mitigating and remediating unplanned releases from our facilities and operations or attributable to former facilities or operations, as necessary and appropriate; and
•informing our decision-making about whether a facility or operation should be temporarily halted to address potential non-compliance with relevant permit requirements.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil, and criminal enforcement measures, including the assessment of monetary penalties. Certain environmental statutes impose strict and/or joint and several liability for costs required to clean up and restore sites where substances such as crude oil or wastes have been disposed or otherwise released. The trend in environmental regulation is to place more restrictions and limitations on activities that may adversely affect human health and the environment and to commit greater financial and other resources to inspection, compliance and enforcement activities. Thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate.

The following is a discussion of the material environmental laws and regulations that relate to our businesses.

Hazardous Substances and Waste. We are subject to various federal, state, and local environmental laws and regulations governing the storage, distribution, and transportation of natural gas liquids and the operation of bulk storage liquefied petroleum gas (LPG) terminals, as well as laws and regulations governing hazardous substances and waste, including those addressing the discharge of materials into the environment or otherwise relating to protection of the environment. Generally, these laws (i) regulate air and water quality, impose limitations on the discharge of pollutants and establish standards for the use, handling, storage, treatment, transport and disposal of solid and hazardous wastes; (ii) subject our operations to certain permitting and registration requirements; (iii) may result in the suspension or revocation of necessary permits, licenses and authorizations; (iv) impose substantial liabilities on us for pollution resulting from our operations; (v) require remedial measures to mitigate any violation of environmental laws and regulations or pollution from former or ongoing operations; and (vi) may result in the assessment of administrative, civil and criminal penalties for failure to comply with such laws. These laws include, among others, the Resource Conservation and Recovery Act (“RCRA”), the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the federal Clean Air Act (“CAA”), the Homeland Security Act of 2002, the

Emergency Planning and Community Right to Know Act, the Clean Water Act (“CWA”), the Safe Drinking Water Act, the Oil Spills Prevention and Preparedness Regulations, each as amended, and comparable state statutes.

CERCLA, also known as the “Superfund” law, and similar state laws, impose liability on certain classes of potentially responsible persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the current and past owner or operator of the site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. While natural gas liquids are not a hazardous substance within the meaning of CERCLA, other chemicals used in or generated by our operations may be classified as a hazardous substance. Persons who are or were liable for releases of hazardous substances under CERCLA may be subject to strict and/or joint and several liability for the costs of investigating and cleaning up the hazardous substances that have been released into the environment and for damages to natural resources and for the costs of certain health studies. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment.

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

Wastes containing naturally occurring radioactive materials (“NORM”) may also be generated in connection with our operations. Certain processes used to produce oil and gas may enhance the radioactivity of NORM, which may be present in oilfield wastes. NORM is subject primarily to individual state radiation control regulations. Texas and New Mexico have both enacted regulations governing the handling, treatment, storage and disposal of NORM. In addition, NORM handling and management activities are governed by regulations promulgated by the federal Occupational Safety and Health Act (“OSHA”). These state and OSHA regulations impose certain requirements concerning worker protection, the treatment, storage and disposal of NORM waste, the management of waste piles, containers and tanks containing NORM, as well as restrictions on the uses of land with NORM contamination.

We currently own or lease properties where crude oil is being or has been handled for many years. Although previous operators have utilized operating and disposal practices that were standard in the industry at the time, crude oil or other wastes may have been disposed of or released on or under the properties owned or leased by us or on or under the other locations where the crude oil and wastes have been transported for treatment or disposal. These properties and the wastes disposed or released thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to implement remedial measures to prevent or mitigate future contamination. We are not currently aware of any facts, events or conditions relating to such requirements that could materially impact our consolidated results of operations or financial position.

Oil Pollution Prevention. In 1973, the EPA adopted oil pollution prevention regulations under the CWA. These oil pollution prevention regulations, as amended several times since their original adoption, require the preparation of a Spill Prevention Control and Countermeasure (“SPCC”) plan for facilities engaged in drilling, producing, gathering, storing, processing, refining, transferring, distributing, using, or consuming crude oil and oil products, and which due to their location, could reasonably be expected to discharge oil in harmful quantities into or upon the navigable waters of the United States. SPCC requirements under the CWA require appropriate containment berms and similar structures to help prevent the discharge of pollutants into regulated waters in the event of a crude oil or other constituent tank spill, rupture or leak. The owner or operator of an SPCC-regulated facility is required to prepare a written, site-specific SPCC plan, which details how a facility’s operations comply with the spill prevention and control requirements. To be in compliance, the facility’s SPCC plan must satisfy all of the applicable requirements for drainage, bulk storage tanks, tank car and truck loading and unloading, transfer operations (intra-facility piping), inspections and records, security, and training. Most importantly, the facility must fully implement the SPCC plan and train personnel in its execution. Where applicable, we strive to maintain and implement SPCC plans for our facilities. Violation of SPCC requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions.

Air Emissions. Our operations are subject to the CAA and comparable state and local laws and regulations, which regulate emissions of air pollutants from various industrial sources and mandate certain permitting, monitoring, recordkeeping and reporting requirements. Under a delegation of authority from the EPA, most states administer some or all of the provisions of the CAA, sometimes in conjunction with their own, more stringent requirements. The CAA and its implementing regulations on the federal and state level may require that we obtain permits prior to the construction, modification or operation of certain projects or facilities expected to emit or increase air emissions above certain threshold levels, that we obtain and strictly comply with air permits containing emissions and operational limitations, or utilize specific emission control technologies to limit emissions, any of which could impose significant costs on our business. Violation of CAA requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. Furthermore, we may make certain future capital expenditures for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.

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

Underground Injection Control. The underground injection of crude oil and natural gas wastes is regulated by the Underground Injection Control (“UIC”) Program, as authorized by the Safe Drinking Water Act, as well as by state programs focused on the conservation of hydrocarbon resources. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluid from the injection zone into underground sources of drinking water, as well as to prevent communication between injected fluids and zones capable of producing hydrocarbons. The Safe Drinking Water Act establishes requirements for permitting, testing, monitoring, record keeping, and reporting of injection well activities, as well as a prohibition against the migration of fluid containing any contaminant into underground sources of drinking water. Any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in suspension of our UIC permits, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third parties for property damages and personal injuries.

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

Hydraulic Fracturing. Hydraulic fracturing involves the injection of water, sand, and chemicals under pressure into the formation to stimulate oil and gas production. We do not conduct any hydraulic fracturing activities. However, a portion of our customers’ crude oil and natural gas production is developed from unconventional sources that require hydraulic fracturing as part of the completion process, and our Water Solutions segment treats and disposes of produced water generated from crude oil and natural gas production, including production employing hydraulic fracturing. Legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of underground injection and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed in recent sessions of Congress. Congress will likely continue to consider legislation to amend the Safe Drinking Water Act to subject hydraulic fracturing operations to regulation under the Act’s UIC program and/or require disclosure of chemicals used in the hydraulic fracturing process. Federal agencies, including the EPA and the United States Department of the Interior, have asserted their regulatory authority to, for example, study the potential impacts of hydraulic fracturing on the environment, and initiate rulemakings to compel disclosure of the chemicals used in hydraulic fracturing operations, and establish pretreatment standards and effluent limitation guidelines for produced water from hydraulic fracturing operations. In addition, some states and local governments have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing, which include additional permit requirements, public disclosure of fracturing fluid contents, operational restrictions, and/or temporary or permanent bans on hydraulic fracturing. We expect that scrutiny of hydraulic fracturing activities will continue in the future.

Endangered Species. The Endangered Species Act (“ESA”) restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the federal Migratory Bird Treaty Act (“MBTA”) and the Bald and Golden Eagle Protection Act (“BGEPA”). To the degree that species listed under the ESA or similar state laws, or are protected under the MBTA or BGEPA, live, breed or nest in or migrate through the areas where we or our oil and gas producing customers operate, our and our customers’ abilities to conduct or expand operations and construct facilities could be limited or be forced to incur material additional costs. Moreover, our customers’ drilling activities may be delayed, restricted, or cancelled in protected habitat areas or during certain seasons, such as breeding and nesting seasons. Some of our operations and the operations of our customers are located in areas that are designated as habitats for protected species. In addition, the U.S. Fish and Wildlife Service (“USFWS”) may make determinations on the listing of currently unlisted species as endangered or threatened under the ESA. For example, on July 3, 2023, the USFWS proposed that the dunes sagebrush lizard, which is found in areas where we operate, be listed as endangered under the ESA. In addition, the lesser prairie-chicken, which can also be found in areas where we operate, was listed under the ESA effective March 27, 2023. The designation of previously unidentified endangered or threatened species could indirectly cause us to incur additional costs, cause our or our oil and gas producing customers’ operations to become subject to operating restrictions or bans and limit future development activity in affected areas. The USFWS and similar state agencies may also designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state, and private lands.

Greenhouse Gas Regulation

There is a growing concern, both nationally and internationally, about climate change and the contribution of greenhouse gas (“GHG”) emissions, most notably methane and carbon dioxide, to climate change. This growing concern has resulted in a steady stream of legislation considered by Congress to address climate change through a variety of mechanisms, including carbon taxes and carbon cap-and-trade programs. For example, in February 2021, the Climate Emergency Act of 2021 was introduced in the House of Representative by Rep. Earl Blumenauer (D-OR) as H.R. 795 and in the Senate by Sen. Bernie Sanders (I-VT), which would require the President of the United States to declare a national climate emergency and take various actions to address climate change. The ultimate outcome of any possible future federal legislative initiatives is uncertain. In addition, several states have already adopted legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap-and-trade programs. For example, on October 7, 2023, California Governor Gavin Newsome signed SB 253, the Climate Corporate Data Accountability Act, and SB 261, the Climate-Related Financial Risk Act. These two bills apply to companies doing business in California and require disclosure of, amongst certain other climate-related financial risk information, scope 1 and 2 GHG emissions, beginning in 2026 (on prior fiscal year information), and scope 3 GHG emissions, beginning in 2027 (on prior fiscal year information).

On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allowed the EPA to adopt and implement regulations to restrict emissions of GHGs under existing provisions of the CAA. During the Obama Administration, the EPA finalized three rules that regulate GHG emissions from certain sources in the oil and natural gas industry, including New Source Performance Standards for the Oil and Natural Gas Sector (“GHG NSPS”), which became effective on August 2, 2016. During the Trump Administration, rulemaking was undertaken resulting in a substantial relaxation in the GHG NSPS’s requirements, including those relating to fugitive emissions, pneumatic pump standards, and closed vent system certification, among other things, which were finalized on August 13, 2020. The Biden Administration announced its intention to review the revisions to the GHG NSPS in President Biden’s January 20, 2021 Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis. On November 15, 2021, the EPA issued a proposal to revise the GHG NSPS regulations. On December 2, 2023, the EPA issued its final rule, which targets the reduction of emissions of methane and other air pollutants from oil and gas operations. Specifically, the rule establishes New Source Performance Standards to reduce emissions of methane and other volatile organic compounds from new and modified sources, including produced water storage tanks. The rule became effective May 7, 2024 and requires monitoring and repair of methane leaks and certain reporting requirements.

On March 6, 2024, the Securities and Exchange Commission (“SEC”) adopted a new set of rules that require a wide range of climate-related disclosures, including material climate-related risks, information on any climate-related targets or goals that are material to the registrant’s business, results of operations, or financial condition, Scope 1 and Scope 2 GHG emissions on a phased-in basis by certain larger registrants when those emissions are material and the filing of an attestation report covering the same, and disclosure of the financial statement effects of severe weather events and other natural conditions including costs and losses. Compliance dates under the final rule are phased in by registrant category. Multiple lawsuits have been filed challenging the SEC’s new climate rules, which have been consolidated and will be heard in the U.S. Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC issued an order staying the final rules until judicial review is complete.

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

The trend of more expansive and stringent environmental legislation and regulations, including GHG regulation and regulations relating to climate change, could continue, resulting in increased costs of conducting business and consequently affecting our profitability. To the extent laws are enacted or other governmental action is taken that restricts certain aspects of our business or imposes more stringent and costly operating, waste handling, disposal and cleanup requirements, our business and prospects could be adversely affected.

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

With respect to the transportation of propane, distillates, crude oil, and water, we are subject to regulations promulgated under federal legislation, including the Federal Motor Carrier Safety Act and the Homeland Security Act of 2002. Regulations under these statutes cover the security and transportation of hazardous materials and are administered by the United States Department of Transportation (“DOT”). Specifically, crude oil pipelines are subject to regulation by the DOT, through the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), under the Hazardous Liquid Pipeline Safety Act of 1979 (“HLPSA”), which requires the PHMSA to develop, prescribe, and enforce minimum federal safety standards for the storage and transportation of hazardous liquids and comparable state statutes with respect to design, installation, testing, construction, operation, replacement and management of pipeline facilities. HLPSA covers petroleum and petroleum products and requires any entity that owns or operates pipeline facilities to comply with such regulations, to permit access to and copying of records and to file certain reports and provide information as required by the United States Secretary of Transportation. These regulations include potential fines and penalties for violations.

The Pipeline Safety Act of 1992 added the environment to the list of statutory factors that must be considered in establishing safety standards for hazardous liquid pipelines, established safety standards for certain “regulated gathering lines,” and mandated that regulations be issued to establish criteria for operators to use in identifying and inspecting pipelines located in high consequence areas (“HCAs”), defined as those areas that are unusually sensitive to environmental damage, that cross a navigable waterway, or that have a high population density. In the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006, Congress required mandatory inspections for certain United States crude oil and natural gas transmission pipelines in HCAs and mandated that regulations be issued for low-stress hazardous liquid pipelines and pipeline control room management. In January 2012, the federal government passed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act”). This act provides for additional regulatory oversight of the nation’s pipelines, increases the penalties for violations of pipeline safety rules, and complements the DOT’s other initiatives. The 2011 Pipeline Safety Act increased the maximum fine for the most serious pipeline safety violations involving deaths, injuries or major environmental harm from $1 million to $2 million. In addition, this law established additional safety requirements for newly constructed pipelines. The law also provides for (i) additional pipeline damage prevention measures; (ii) allowing the Secretary of

Transportation to require automatic and remote-controlled shut-off valves on new pipelines; (iii) requiring the Secretary of Transportation to evaluate the effectiveness of expanding pipeline integrity management and leak detection requirements; (iv) improving the way the DOT and pipeline operators provide information to the public and emergency responders; and (v) reforming the process by which pipeline operators notify federal, state and local officials of pipeline accidents. In recent years, Congress has strengthened the PHMSA’s safety authority and repeatedly extended it, most recently in the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2020.

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

Occupational Health Regulations

The workplaces associated with our manufacturing, processing, terminal, disposal, storage and distribution facilities are subject to the requirements of OSHA and comparable state statutes. We believe we have conducted our operations in substantial compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances. In general, we expect to increase our expenditures relating to compliance with likely higher industry and regulatory safety standards such as those described above. Although these expenditures cannot be accurately estimated at this time, we do not expect compliance with these standards to have a material adverse effect on our business.

Available Information on our Website

Our website address is www.nglenergypartners.com. We make available on our website, free of charge, the periodic reports that we file with or furnish to the SEC, as well as all amendments to these reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. The information contained on, or connected to, our website is not incorporated by reference into this Annual Report and should not be considered part of this or any other report that we file with or furnish to the SEC.

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

•Increasing interest rates could impact our financing costs, common unit price, distributions on our preferred units and our ability to issue equity and incur debt.
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
•Seasonal weather conditions, including warm winter weather and natural or man-made disasters.
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
Risks Related to Our Partnership Structure and an Investment in Us
•Our amended and restated limited partnership agreement (“Partnership Agreement”) limits the fiduciary duties of our GP to our unitholders and restricts the remedies available to our unitholders.
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
•The IRS (as defined herein) may challenge certain income tax positions, methodologies or treatments that we have taken, and pursuant to the Bipartisan Budget Act of 2015, may make audit adjustments to our income tax returns for tax years beginning after 2019.
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
•Pandemics, terrorism and political unrest.
•Product liability claims and litigation.
•A failure in our operational systems or cybersecurity attacks on any of our facilities, or those of third parties.

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
•the cost of acquisitions, if any;
•restrictions contained in the ABL Facility, Term Loan B and the indenture governing our 2029 Senior Secured Notes and 2032 Senior Secured Notes (collectively, the “Indenture”);
•restrictions contained in the agreements relating to our 9.00% Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”), 9.625% Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) and 9.00% Class D Preferred Units (“Class D Preferred Units”) (collectively, the “Preferred Units”);
•our ability to borrow funds and access capital markets;
•the amount, if any, of cash reserves established by our GP; and
•other business risks discussed in this Annual Report that may affect our cash levels.

The board of directors of our GP expects to evaluate the reinstatement of the common unit distributions in due course, taking into account a number of important factors, including our leverage, liquidity, the sustainability of cash flows, capital expenditures and the overall performance of our businesses. The quarterly common unit distributions were suspended with the quarter ended December 31, 2020.

Our substantial indebtedness may limit our flexibility to obtain financing and to pursue other business opportunities and our ability to service our debt could impact operations.

At March 31, 2024, the face amount of our long-term debt was $2.9 billion. Our level of indebtedness could have important consequences to us, including the following:

•our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;
•our funds available for operations and future business opportunities will be reduced by that portion of our cash flow required to make principal and interest payments on our debt;
•lower availability under the ABL Facility caused by a higher level of borrowings on the ABL Facility could make it more likely that a reduction in our borrowing base following a periodic redetermination could require us to repay a portion of our then-outstanding ABL Facility borrowings;
•we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally;
•our flexibility in responding to changing business and economic conditions may be limited; and
•it may make it more difficult for us to satisfy our debt obligations and increase the risk that we may default on our debt obligations.

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

Our leverage could have important consequences to our debt obligations. We will require substantial cash flow to meet our principal and interest obligations with respect to our debt obligations. Our ability to make scheduled payments, to refinance our obligations with respect to our indebtedness or our ability to obtain additional financing in the future will depend on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. We may not have sufficient cash flow from operations and available borrowings under the ABL Facility to service our indebtedness. A significant downturn in our business or other development adversely affecting our cash flow could materially impair our ability to service our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to refinance all or a portion of our debt or sell assets. We cannot assure you that we would be able to refinance our existing indebtedness or sell assets on terms that are commercially reasonable.

Restrictions in the ABL Facility, Term Loan B and Indenture could adversely affect our business, financial position, results of operations, and the value of our common units.

The ABL Facility, Term Loan B and Indenture limit our ability to, among other things:

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

The provisions of the ABL Facility, Term Loan B and Indenture may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of these agreements could result in a default or an event of default that could enable our lenders, subject to the terms and conditions, to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral we granted them to secure our debts under our 2029 Senior Secured Notes, 2032 Senior Secured Notes, ABL Facility and Term Loan B. If the payment of our debt is accelerated, defaults under our other debt instruments, if any then exist, may be triggered, and our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment.

The Partnership may be required by Class D Preferred Unitholders to redeem all or a portion of the Class D Preferred Units, which could require a substantial amount of cash.

At any time on or after July 2, 2027, each Class D Preferred Unitholder will have the right to require the Partnership to redeem on a date not prior to the 180th day after July 2, 2027 all or a portion of the Class D Preferred Units then held by such preferred unitholder for the then-applicable redemption price, which may be paid in cash or, at the Partnership’s election, a combination of cash and a number of common units not to exceed one-half of the aggregate then-applicable redemption price, as more fully described in our Partnership Agreement. Furthermore, upon a Class D Change of Control (as defined in our Partnership Agreement), each Class D Preferred Unitholder will have the right to require the Partnership to redeem the Class D Preferred Units then held by such Preferred Unitholder at a price per Class D Preferred Unit equal to the applicable redemption price. We cannot assure you that we will have sufficient cash flow, liquidity or the ability to incur indebtedness or sell assets on terms that are commercially reasonable in order to redeem the Class D Preferred Units, even if required to do so. In addition, we may seek to address the outstanding balances on the Class D Preferred Units prior to when they are required to be redeemed, which may impact our ability to service our indebtedness.

Increasing interest rates could impact our financing costs and our common unit price, our ability to issue equity or incur debt, and our ability to make cash distributions at our intended levels.

Interest rates may increase in the future. As a result, interest rates on our existing and future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. We also have exposure to increases in interest rates through variable rate provisions of our Class B Preferred Units, Class C Preferred Units and Class D Preferred Units. In addition, the distribution rates on our Class C Preferred Units converted from fixed rates to floating rates on April 15, 2024, while on or after July 1, 2024, the holders of our Class D Preferred Units can elect, from time to time, for the distributions to be calculated based on a floating rate. Our results of operations, cash flows and financial position could be materially adversely affected by significant changes in interest rates.

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

While we seek to minimize our exposure to third-party losses of our cash and cash equivalents, we hold our balances in several large banking institutions. Notwithstanding such allocation, we are subject to the risk of bank failure. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was unable to continue its operations and the Federal Deposit Insurance Corporation was appointed as receiver for SVB and created the National Bank of Santa Clara to hold the deposits of SVB. None of our cash and cash equivalents were held at SVB. However, if the banking institutions where we hold deposits were to experience a similar failure, we could experience additional risk. Any such loss or limitation on our cash and cash equivalents would adversely affect our business.

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

Our business depends on domestic spending by the oil and natural gas industry, and this spending and our business have been, and may continue to be, adversely affected by industry and financial market conditions and existing or new regulations, such as those related to environmental matters, which are beyond our control.

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

The volume of water we process and crude oil we transport is driven in large part by the level of crude oil production in the areas in which we operate. Lower crude oil prices provide the producers with less incentive to spend on capital expenditures, which results in fewer drilling rigs and lower amounts of crude oil production, which negatively impacts our crude oil transportation and produced water disposal volumes. In addition, a portion of our profitability in our Water Solutions segment is generated from the sale of crude oil that we recover when processing produced water, and lower crude oil prices have an adverse impact on these sales if not hedged. A decline in crude oil prices or a prolonged period of low crude oil prices could have an adverse effect on our businesses.

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

One of the strategies of our Liquids Logistics segment is to purchase refined petroleum and renewable products primarily in the Gulf Coast, West Coast and Midwest regions of the United States and schedule them for delivery at various locations throughout the country. We are subject to the risk of a price decline between the time we purchase refined products and the time we sell the products. We seek to mitigate this risk by entering into NYMEX futures contracts. However, price changes in locations where we operate do not correspond directly with changes in prices in the NYMEX futures market, and as a result these futures contracts cannot be perfect hedges of our commodity price risk.

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

We can make no assurance that we will compete successfully in each of our businesses. If a competitor attempts to increase market share by reducing prices, we may lose customers, which would reduce our revenues.

Our business would be adversely affected if service at our principal storage facilities or on common carrier pipelines or railroads we use is interrupted.

We use third-party common carrier pipelines to transport our products and we use third-party facilities to store our products. Any significant interruption in the service at these storage facilities or on common carrier pipelines we use would adversely affect our ability to obtain and deliver products. We transport natural gas liquids and biodiesel by railcar. We do not own or operate the railroads on which these railcars are transported. Any disruptions in the operations of these railroads would adversely impact our ability to deliver product to our customers.

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

Risk management procedures, including the use of financial derivative contracts, cannot eliminate all commodity price risk, basis risk, or risk of adverse market conditions which can adversely affect our financial position and results of operations. In addition, any non-compliance with our market risk policy could result in significant financial losses.

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

Basis risk describes the inherent market price risk created when a commodity of a certain grade or location is purchased, sold or exchanged as compared to a purchase, sale or exchange of a like commodity at a different time or place. Transportation costs and timing differentials are components of timing risk. In a backwardated market (when prices for future deliveries are lower than current prices), timing risk is created. In these instances, physical inventory generally loses value as the price of such physical inventory declines over time. Timing risk cannot be entirely eliminated, and basis risk exposure, particularly in backwardated or other adverse market conditions, can adversely affect our consolidated financial position and results of operations.

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

The Inflation Reduction Act of 2022 (“IRA”) could impact demand for hydrocarbon fuel products and impose new costs on certain customers.

In August 2022, President Biden signed the IRA, which contains, among other things, numerous incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration. In addition, the IRA imposes a federal fee on the emission of methane from sources required to report their GHG emissions to the EPA, including certain sources in the onshore petroleum and natural gas production categories. Some of our producer customers face exposure to the IRA pay to emit methane program. In addition, the multiple incentives offered for various clean energy industries referenced above could decrease demand for crude oil and natural gas, increase our compliance and operating costs and consequently adversely affect our business.

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
•covenants in the ABL Facility, Term Loan B and Indenture that limit the amount and types of indebtedness that we may incur to finance acquisitions;
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

We may face opposition to the operation of our pipelines and facilities from environmental groups, landowners, environmental justice communities, tribal groups, local groups and other advocates. Such opposition could take many forms, including the delay or denial of required governmental permits, organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings involving our assets, or lawsuits or other actions designed to prevent, disrupt or delay the operation of our assets and business. For example, repairing our pipelines often involves securing consent from individual landowners to access their property; one or more landowners may resist our efforts to make needed repairs, which could lead to an interruption in the operation of the affected pipeline or facility for a period of time that is significantly longer than would have otherwise been the case. In addition, acts of sabotage or eco-terrorism could cause significant damage or injury to people, property or the environment or lead to extended interruptions of our operations. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits we require to conduct our operations to be withheld, delayed or burdened by requirements that restrict our ability to profitably conduct our business. Any such event that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could reduce our cash available for paying distributions to our unitholders and, accordingly, adversely affect our financial condition and the market price of our securities.

Our business plans are based upon the assumption that societal sentiment will continue to enable, and existing regulations will stay intact for, the future development, transportation and use of hydrocarbon-based fuels. Policy decisions relating to the production, refining, transportation and sale of hydrocarbon-based fuels are subject to political pressures, the negative portrayal of the industry in which we operate by the media and others, and the influence and protests of environmental and other special interest groups. Such negative sentiment regarding the hydrocarbon energy industry could influence consumer preferences and government or regulatory actions, which could have an adverse impact on our business.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) which was enacted on July 21, 2010, established federal oversight and regulation of the over-the-counter derivatives market and of entities, such as us, that participate in that market. The Dodd-Frank Act requires the CFTC and the SEC to promulgate rules and regulations implementing the Dodd-Frank Act. The Dodd-Frank Act provides for statutory and regulatory requirements for derivative transactions, including crude oil, refined and renewable products, and natural gas hedging transactions. Certain transactions will be required to be cleared on exchanges and cash collateral will have to be posted. The Dodd-Frank Act provides for a potential exemption from these clearing and cash collateral requirements for commercial end users and it includes a number of defined terms that will be used in determining how this exemption applies to particular derivative transactions and the parties to those transactions. Since the Dodd-Frank Act mandates the CFTC to promulgate rules to define these terms, the full impact of the Dodd-Frank Act on our hedging activities is uncertain at this time. The CFTC has also issued new rules, which became effective on March 15, 2021, that place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. However, new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks that we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. The Dodd-Frank Act may also materially affect our customers and materially and adversely affect the demand for our services.

Our business is subject to federal, state, provincial and local laws and regulations with respect to environmental, safety and other regulatory matters and the cost of compliance with, violation of or liabilities under, such laws and regulations could adversely affect our profitability.

Our operations, including those involving crude oil, condensate, natural gas liquids, refined products, renewables, and crude oil and natural gas produced water, are subject to stringent federal, state, provincial and local laws and regulations relating to the protection of natural resources and the environment, health and safety, waste management, and transportation and disposal of such products and materials. We face inherent risks of incurring significant environmental costs and liabilities due to handling of produced water and hydrocarbons, such as crude oil, condensate, natural gas liquids, gasoline, diesel, and biodiesel. For instance, our Water Solutions segment carries with it environmental risks, including the risk of leakage from the treatment plants to surface or subsurface soils, surface water or groundwater, or accidental spills. Our Crude Oil Logistics and Liquids Logistics segments carry similar risks of leakage and sudden or accidental spills of crude oil, natural gas liquids, and hydrocarbons. Liability under, or violation of, environmental laws and regulations could result in, among other things, the restriction or cancellation of operations, injunctions, fines and penalties, reputational damage, expenditures for remediation and liability for natural resource damages, property damage and personal injuries.

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

Additionally, in order to conduct our operations, we must obtain and maintain numerous permits, approvals and other authorizations from various federal, state, provincial and local governmental authorities relating to produced water handling, discharge and disposal, air emissions, transportation and other environmental matters. These authorizations subject us to terms and conditions which may be onerous or costly to comply with, and that may require costly operational modifications to attain and maintain compliance. The renewal, amendment or modification of these permits, approvals and other authorizations may involve the imposition of even more stringent and burdensome terms and conditions with higher costs and more significant effects upon our operations.

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

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. The regulation of methane from oil and gas facilities has been subject to uncertainty in recent years, but most recently, in December 2023, the EPA finalized its rulemaking establishing New Source Performance Standards to reduce emissions of methane and other volatile organic compounds from new and modified sources. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. Internationally, the United Nations-sponsored “Paris Agreement” requires member states to individually determine and submit non-binding emissions reduction targets every five years after 2020. Although the United States withdrew from the Paris Agreement on November 4, 2020, on January 20, 2021, President Biden signed executive orders recommitting the United States to the agreement and calling on the federal government to begin formulating the United States’ nationally determined emissions reduction targets under the agreement.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates recently elected to public office. These have included promises to limit emissions and curtail the production of oil and gas, such as through the cessation of leasing public land for hydrocarbon development. For example, on January 27, 2021, President Biden issued an Executive Order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risk across governmental agencies and economic sectors. Separately, on January 20, 2021, the Acting Secretary of the United States Department of the Interior (“DOI”) issued an order that, among other things, imposed a 60-day moratorium on the issuance of fossil fuel authorizations, including leases and permits, on federal lands. While the DOI announced on April 15, 2022 that it will resume oil and gas leasing on public lands following a federal court’s decision, the topic of oil and gas leasing on public land remains politically fraught, as the announcement indicates that federal land available for oil and gas leasing will be reduced by 80 percent from the acreage originally nominated due to environmental and climate concerns. Other actions that could be pursued by the Biden Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquified natural gas export facilities. Litigation risks are also increasing, as a number of cities and other local governments have sought to bring suit against the largest oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change. Suits have also been brought against such companies under shareholder and consumer production laws, alleging that the companies have been aware of the adverse effects of climate change but failed to adequately disclose those impacts.

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

Hydraulic fracturing is a common practice within the oil and gas exploration and production process, including within those fields where our Water Solutions and Crude Oil Logistics segments operate. The practice of hydraulic fracturing is a well-stimulation technique utilized to facilitate the production of oil and natural gas and other hydrocarbon condensates from shale and tight conventional formations. The exploration and production process, including the practice of hydraulic fracturing, is subject to regulation by state and federal authorities. Jurisdiction and applicable regulatory requirements can vary depending on the location of the activity. The process of hydraulic fracturing has come under considerable scrutiny from sections of the public as well as environmental and other groups asserting that the practice could be responsible for incidents of induced seismicity and that chemicals used in the hydraulic fracturing process could adversely affect drinking water supplies. New laws or regulations, or changes to existing laws or regulations in response to this perceived threat may adversely impact the oil and gas drilling industry. Any current or proposed restrictions on hydraulic fracturing could lead to operational delays or increased operating costs and regulatory burdens that could make it more difficult or costly to perform hydraulic fracturing which would negatively impact our customer base resulting in an adverse effect on our profitability. For example, on January 20, 2021, the Biden Administration placed a 60-day moratorium on new oil and gas leasing and drilling permits on federal lands, and on January 27, 2021, the DOI acting pursuant to an Executive Order from President Biden suspended the federal oil and gas leasing program indefinitely. Although the DOI announced the resumption of onshore oil and gas leasing in April 2022, the program is being significantly reformed, with 80 percent less land available for leasing from the acreage originally nominated. On April 12, 2024, the DOI finalized a comprehensive update to federal onshore oil and gas leasing regulations on Bureau of Land Management-managed public lands, which increased bonding requirements, royalty rates, and minimum bids. Actions such as these could have a material adverse effect on us and our industry.

Restrictions on drilling and related activities intended to protect certain species of wildlife or their habitat may adversely affect our customers’ ability to conduct drilling and related activities in some of the areas where we operate.

Various federal and state statutes prohibit certain actions that harm endangered or threatened species and their habitats, migratory birds, wetlands and natural resources. These statutes include the ESA, the MBTA, the BGEPA, the CWA, CERCLA and the Oil Pollution Act. The USFWS may designate critical habitat and suitable habitat areas that it believes are necessary for survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay, restrict or prohibit our customers’ land access or oil and gas development. If adverse impact to species or damages to wetlands, habitat or natural resources occur or may occur as result of our or our customers’ activities, government entities or, at times, private parties may act to prevent such activities or seek damages for harm to species, habitat or natural resources resulting from our activities or our customers’ drilling, construction or releases of oil, wastes, hazardous substances or other regulated materials, which could reduce the demand for our services.

For example, on July 3, 2023, the USFWS proposed that the dunes sagebrush lizard, which is found in areas where we operate, be listed as endangered under the ESA. The comment period on the proposed rule ended on October 2, 2023. In addition, the lesser prairie-chicken, which can also be found in areas where we operate, was listed under the ESA effective March 27, 2023.

To the extent species are listed under the ESA or similar state laws, or previously unprotected species are designated as threatened or endangered in areas where our assets and operations are located, operations in those areas could incur increased costs arising from species protection measures and face delays or limitations with respect to production activities thereon.

Federal and state legislation and regulatory initiatives relating to saltwater disposal wells could result in increased costs and additional operating restrictions or delays and could harm our business.

The water disposal process is primarily regulated by state oil and gas authorities. This water disposal process has come under scrutiny from sections of the public, including various state regulatory bodies, as well as environmental and other groups asserting that the operation of certain water disposal wells has contributed to specific induced seismic events. New laws or regulations, or changes to existing laws or regulations, in response to this perceived threat may adversely impact the water disposal industry.

On certain specific occasions, state regulatory agencies have and could request that we suspend operations at one or multiple disposal facilities, pending further study of a location’s potential impact on seismic activity. In one specific instance, we limited the water into a disposal well and redirected the flow of water to a different area of the geologic formation in order to address such concerns. In December 2021, as a result of increased seismic activity, the Texas Railroad Commission suspended all deep oil and gas produced water injection in an area which spans approximately 100 square miles in Midland and Ector counties, which directly impacted one of our idled disposal wells. This idled well was subsequently plugged and abandoned. In January 2024, the Texas Railroad Commission indefinitely suspended all deep oil and gas produced water injection in Culberson and Reeves counties, which directly impacted one of our disposal wells. While this suspension resulted in a loss of 10,000 barrels per day of disposal capacity, the suspension did not materially impact our water disposal business.

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

The FERC regulates the transportation of crude oil and refined products on interstate pipelines, among other things. The FERC’s jurisdiction over oil pipelines derives from a 1906 amendment to the Interstate Commerce Act making oil pipelines common carriers subject to federal regulation. The FERC has regulated oil pipelines under this authority since 1977, when legislation transferred jurisdiction to the FERC from the Interstate Commerce Commission. The Energy Policy Act of 1992 directed the FERC to establish a simplified and generally applicable ratemaking methodology for oil pipelines, keeping with its statutory mandate to ensure that oil pipelines’ rates are just and reasonable.

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

Risks Related to Our Partnership Structure and an Investment in Us

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

We currently have outstanding exercisable warrants to purchase 25,500,000 common units at exercise prices ranging from $13.56 per unit to $17.45 per unit. Any exercise of these warrants would cause dilution to existing common unitholders and may place downward pressure on the trading price of our common units. All outstanding warrants are currently exercisable and any unexercised warrants will expire on the tenth anniversary of the date of issuance. The warrants will not participate in cash distributions. For additional information related to the warrants, see Note 9 to our consolidated financial statements included in this Annual Report.

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

Despite the fact that we are a limited partnership under Delaware law, a publicly traded partnership such as us will be treated as a corporation for federal income tax purposes unless, for each taxable year, 90% or more of its gross income is “qualifying income” under Section 7704 of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”). “Qualifying income” includes income and gains derived from the exploration, development, production, processing, transportation, storage and marketing of natural gas, natural gas products, and crude oil or other passive types of income such as certain interest and dividends and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes qualifying income. Although we do not believe, based upon our current operations, that we are treated as a corporation, we could be treated as a corporation for federal income tax purposes or otherwise subject to taxation as an entity if our gross income is not properly classified as qualifying income, there is a change in our business or there is a change in current law.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently 21% (changed from 35% under the Tax Cuts and Jobs Act of 2017 (“Act”)), and would likely pay state and local income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the market value of our common units.

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

In general, our unitholders are entitled to a deduction for the interest we have paid or accrued on indebtedness properly allocable to our business during our taxable year. However, under the Act signed into law by the President of the United States on December 22, 2017, beginning in tax year 2018, the deductibility of net interest expense is limited to 30% of our adjusted taxable income. For tax years beginning after December 31, 2017 and before January 1, 2022, the Act calculates adjusted taxable income using an EBITDA-based calculation. For tax years beginning January 1, 2022 and thereafter, the calculation of adjusted taxable income will not add back depreciation or amortization. Any disallowed business interest expense is then generally carried forward as a deduction in a succeeding taxable year at the partner level. These limitations might cause interest expense to be deducted by our unitholders in a later period than recognized in the GAAP financial statements.

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

In the event we issue additional units or engage in certain other transactions in the future, the allocable share of nonrecourse liabilities allocated to the unitholders will be recalculated to take into account our issuance of any additional units. Any reduction in a unitholder’s share of our nonrecourse liabilities will be treated as a distribution of cash to that unitholder and will result in a corresponding tax basis reduction in a unitholder’s units. A deemed cash distribution may, under certain circumstances, result in the recognition of a taxable gain by a unitholder, to the extent that the deemed cash distribution exceeds such unitholder’s tax basis in its units.

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

If unitholders sell their common units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of the unitholder’s allocable share of our net taxable income decrease the unitholder’s tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the units the unitholder sells will, in effect, become taxable income to the unitholder if they sell such units at a price greater than their tax basis in those units, even if the price they receive is less than their original cost. Furthermore, a substantial portion of the amount realized on any sale of common units, whether or not representing a gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if a unitholder sells units, they may incur a tax liability in excess of the amount of cash they receive from the sale.

Tax exempt entities and non-United States persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in common units by tax exempt entities, such as employee benefit plans, individual retirement accounts (“IRAs”), Keogh plans and other retirement plans and non-United States persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-United States persons are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a United States trade or business (“effectively connected income”). Income allocated to our unitholders and any gain from the sale of our common units will generally be considered to be “effectively connected” with a United States trade or business. As a result, distributions to a non-United States unitholder will be subject to withholding taxes at the highest applicable effective tax rate and a non-United States unitholder who sells or otherwise disposes of a common unit will also be subject to United States federal income tax on the gain realized from the sale or disposition of that common unit. Non-United States persons will be required to file federal income tax returns and pay tax on their share of our taxable income.

In addition to the withholding tax imposed on distributions of effectively connected income, distributions to a non- United States unitholder will also be subject to a 10% withholding tax on the amount of any distribution in excess of our cumulative net income. We intend to treat all of our distributions as being in excess of our cumulative net income for such purposes and subject to such 10% withholding tax. Accordingly, distributions to a non-United States unitholder will be subject to a combined withholding tax rate equal to the sum of the highest applicable effective tax rate and 10%. For a transfer of interests in a publicly traded partnership that is effected through a broker, the obligation to withhold is imposed on the transferor’s broker. We are required to issue qualified notices regarding these matters. Our qualified notices can be found on our website. If you are a tax exempt entity or a non-United States person, you should consult your tax advisor before investing in our common units.

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

Although we expect that much of the income we earn is generally eligible for the 20% deduction for qualified publicly traded partnership income, certain Treasury Regulations, which are effective for our taxable years beginning on or after January 1, 2020, provide that a guaranteed payment for the use of capital is not eligible for the 20% deduction for qualified publicly traded partnership income. As a result, income attributable to a guaranteed payment for the use of capital recognized by holders of Preferred Units is not eligible for the 20% deduction for qualified publicly traded partnership income. All holders of our Preferred Units are urged to consult a tax advisor to determine whether they are eligible to receive the 20% deduction for qualified publicly traded partnership income with respect to their Preferred Units. Further, while unitholders of publicly traded partnerships are, subject to certain limitations, entitled to a deduction equal to 20% of their allocable share of qualified publicly traded partnership income, this deduction is scheduled to expire with respect to taxable years beginning after December 31, 2025.

A holder of Preferred Units will be required to recognize a gain or loss on a sale of Preferred Units equal to the difference between the amount realized by such holder and such holder’s tax basis in the Preferred Units sold. The amount realized generally will equal the sum of the cash and the fair market value of other property such holder receives in exchange for such Preferred Units. Subject to general rules requiring a blended basis among multiple partnership interests, the tax basis of a Preferred Unit will generally be equal to the sum of the cash and the fair market value of other property paid by the holder of Preferred Units to acquire such Preferred Unit. Gain or loss recognized by a holder of Preferred Units on the sale or exchange of a Preferred Unit held for more than one year generally will be taxable as a long-term capital gain or loss. Because holders of Preferred Units will generally not be allocated a share of our items of depreciation, depletion or amortization, it is not anticipated that such holders would be required to recharacterize any portion of their gain as ordinary income as a result of the recapture rules.

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

We are subject to the public reporting requirements of the Securities Exchange Act of 1934, as amended. We are also subject to the obligation under Section 404(a) of the Sarbanes Oxley Act of 2002 (“Sarbanes-Oxley Act”) to annually review and report on our internal control over financial reporting, and to the obligation under Section 404(b) of the Sarbanes-Oxley Act to engage our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting.

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

Given the difficulties inherent in the design and operation of internal control over financial reporting, as well as future growth of our businesses, we can provide no assurance as to either our or our independent registered public accounting firm’s conclusions about the effectiveness of internal controls in the future, and we may incur significant costs in our efforts to comply with Section 404 of the Sarbanes-Oxley Act . Ineffective internal controls could subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the market price of our common units.

The impact of a global public health crisis may have material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition, results of operations and liquidity and those of our customers, suppliers and other counterparties.

Changes in the supply of and demand for hydrocarbon products impacts both the volume of products that we purchase and sell and the level of services that we provide to customers, which in turn impacts our financial position, results of operations and cash flows.

The global and U.S. economy has generally recovered from the negative economic impacts of the COVID-19 pandemic, which disrupted global supply chains, reduced consumer activity, disrupted travel and created significant volatility and disruption of financial and commodity markets. While the World Health Organization declared an end to the global public health emergency for COVID-19 in May 2023, a future global public health crisis could lead to similar disruptions and related economic repercussions. Any resumed period of economic slowdown or recession, or the return to a period of depressed demand or prices for hydrocarbons that we handle, could have significant adverse consequences on our financial condition and the financial condition of our customers, suppliers and other counterparties, and could diminish our liquidity and negatively affect the volumes of products handled by our pipelines and other facilities.

The potential impact of these types of events on our financial condition, results of operations and cash flows depends largely on developments outside our control, including the duration of and response to a public health crisis, the related impact on overall economic activity and the potential long-term impacts on demand for crude oil and other products, all of which cannot be predicted with certainty.

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

Our operations are subject to all operating hazards and risks incident to handling, storing, transporting and providing customers with combustible liquids. As a result, we are subject to product liability claims and litigation, including potential class actions, in the ordinary course of business. Any product liability claim or other litigation matter brought against us, with or without merit, could be costly to defend and could result in an increase of our insurance premiums. Some claims brought against us might not be covered by our insurance policies. In addition, we have self-insured retention amounts which we would have to pay in full before obtaining any insurance proceeds to satisfy a judgment or settlement and we may have insufficient reserves on our balance sheet to satisfy such self-retention obligations. Furthermore, even where the claim is covered by our insurance, our insurance coverage might be inadequate and we would have to pay the amount of any settlement or judgment that is in excess of our policy limits. Our failure to maintain adequate insurance coverage or successfully defend against product liability claims or other litigation matters could materially and adversely affect our business, consolidated results of operations, financial position and cash flows.

A failure in our operational systems or cybersecurity attacks on any of our facilities, or those of third parties, may adversely affect our financial results.

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

Due to increased technology advances, we have become more reliant on technology to increase efficiency in our business. We use various systems in our financial and operations sectors, and this may subject our business to increased risks. Any future cybersecurity attacks that affect our facilities, our customers and any financial data could have a material adverse effect on our business. In addition, cybersecurity attacks on our customer and employee data may result in a financial loss, including potential fines for failure to safeguard data, and may negatively impact our reputation. Third-party systems on which we rely could also suffer operational system failure. Any of these occurrences could disrupt our business, resulting in potential liability or reputational damage or otherwise have an adverse effect on our financial results.

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

Cybersecurity Governance and Strategy

Our cybersecurity program is designed to provide logical and physical security protection of our infrastructure, systems and data from theft and destruction that could impact our operations, reputation, and regulatory compliance. To safeguard us from a cyber event, specific mitigating cybersecurity controls, systems and incident procedures exist based upon the United States Department of Commerce National Institute of Standards and Framework (“NIST”) Cybersecurity Framework, which is an industry recognized security framework for private and public sectors. Our commitment to cybersecurity is reflected in our extensive program and related technology investments for continual cybersecurity posture enhancements.

Our cybersecurity governance and strategy program to prevent, detect, manage, mitigate, and remediate cyber threats is comprised of:

•Controls based upon the NIST Cybersecurity Framework for enterprise governance, critical asset management, internal and third-party risk management, segregated access control management, data security and protection, anomaly logging and general security monitoring, incident response, security training and awareness, and disaster recovery testing.
•Security Policies and Procedures for cybersecurity, incident response, acceptable use, change control, disaster recovery, backup and recovery, business continuity, business operations recovery, third-party vendor security assessments, vulnerability and patch management, data privacy, and various regulatory compliance areas.
•Enterprise Risk Management to identify, assess and mitigate internal and third-party risks in a continuous life cycle program which is also based on the NIST Cybersecurity Framework. This risk management framework incorporates corporate and business segment SCADA (Supervisory Control and Data Acquisition) system risks for an integrated enterprise approach.
•Various Cybersecurity Systems and Protocols for aggregated monitoring, detection and response, network protection and segmentation, layered security methods, vulnerability and patch management, backup and recovery, and asset management.
•Employee Education for continual security awareness and threat diligence. The program includes a myriad of monthly and quarterly required cyber training for high-risk areas plus mandatory semi-annual training for all employees and third parties with access to our network. Additionally, monthly simulated phishing campaigns and newsletters reinforce cyber risks and general security awareness.

Cybersecurity Risk and Threat Management

Our Enterprise Cybersecurity Risk Management program is a continuous life cycle approach with a formal annual risk assessment followed by internal and third-party risk assessments throughout the year. Annually, an independent security expert vendor is engaged to conduct a cybersecurity risk assessment based upon industry and technology standards. The assessment results are prioritized then tracked within our Governance, Risk and Control system which derives the specific risk likelihood and impact mitigated risk score. Cybersecurity projects, controls and practices are then developed to mitigate the identified risks. Monthly, the Compliance and Security Steering Committee meets to review risk register, current threat assessments and related mitigation efforts for risk management tracking. Additionally, on a quarterly basis, our Chief Information Officer (“CIO”) presents the risk score and mitigation updates to the board of directors of our GP for risk oversight.

Event management of a cyber incident follows our Cybersecurity Policy Incident Response Procedure (“Incident Response Policy”) which is based upon the NIST framework. The procedure includes incident identification, isolation and containment, investigation, impact analysis, communication, materiality assessment including in aggregate with previous events, and reporting steps and associated ownership. Annually, the Incident Response Policy is tested with the key owners to validate the procedure and for training purposes.

Impact of Risks from Cybersecurity Threats

While we have not, as of the date of this Annual Report, experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business or operations, there can be no guarantee that we will not experience such an incident in the future due to the increasing global cyberattack volume, frequency, and sophistication. Such incidents, whether or not successful, could result in us incurring significant costs related to, for example, implementing additional threat protection measures, providing modifications or replacements to our products and services, defending against litigation, responding to regulatory inquiries or actions, providing customers with incentives to maintain a business relationship with us, or taking other remedial steps with respect to third parties, as well as incurring reputational harm. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventive measures even with our various cybersecurity protection and resilience protocols.

Management’s Cyber Expertise

Our cybersecurity program is led by our CIO who is also our Chief Information Security Officer. Our CIO has been with us since 2014 and has over 30 years of information technology and compliance experience. Our CIO has a Bachelor of Science in Management Information Systems and holds the Certified Information Systems Audit security certification as well. Our security members are comprised of various industry technology skilled resources in cybersecurity, business continuity and system recovery, event management, system administration, network engineering, and regulatory compliance with a collective 100 plus years of experience. Security operations partners are also leveraged for 24x7x365 managed detection and response support plus provide expert cybersecurity resources as an extension of our team.

Board of Director’s Cyber Oversight

For cybersecurity oversight, the board of directors of our GP training program is designed to inform members of the current cyber threat tactics and provide relevant, periodic educational security technology information. The cybersecurity training program includes:

•An annual presentation overview of our cyber controls and related systems for a comprehensive understanding of our cybersecurity protection and resilience;
•Quarterly cybersecurity training on topics such as ransomware, phishing, impersonation, social engineering, third-party security risks, and business email compromise to reinforce general security knowledge; and
•Monthly cybersecurity newsletter distribution for current threat tactics and general security awareness.

Additionally, the CIO presents a quarterly cyber update to the board of directors of our GP for an overview of cyber program key metrics and trends, cyber event executive summaries (based upon occurrence), fiscal year security goals and tracking progression, risk register scoring, and status updates on cyber related projects.

Item 2.    Properties

We believe that we have satisfactory title or valid rights to use all of our material properties. Although some of these properties are subject to liabilities and leases, liens for taxes not yet due and payable, encumbrances, easements and restrictions, we do not believe that any of these burdens will materially interfere with our continued use of these properties in our business, taken as a whole. Our obligations under the ABL Facility, Term Loan B and Indenture are secured by liens and mortgages on substantially all of our real and personal property.

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

Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will exceed a specified threshold. Pursuant to SEC regulations, we use a threshold of $1 million for such proceedings. We believe that such threshold is reasonably designed to result in disclosure of environmental proceedings that are material to our business or financial condition. Applying this threshold, there are no environmental matters to disclose for the three years ended March 31, 2024.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units are listed on the New York Stock Exchange (“NYSE”) under the symbol “NGL.” At June 4, 2024, there were approximately 90 common unitholders of record which does not include unitholders for whom common units may be held in “street name.”

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

General Partner Interest

Our GP is entitled to 0.1% of all quarterly distributions that we make prior to our liquidation. Our GP has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its 0.1% GP interest. Our GP’s interest in our distributions may be reduced if we issue additional limited partner units in the future (other than the issuance of common units upon a reset of the IDRs) and our GP does not contribute a proportionate amount of capital to us to maintain its 0.1% GP interest. As of March 31, 2024, we owned 8.69% of our GP.

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

Restrictions on the Payment of Distributions

As described in Note 7 to our consolidated financial statements included in this Annual Report, the ABL Facility, Term Loan B and Indenture contain covenants limiting our ability to pay distributions if we are in default under these agreements. Also, the Term Loan B and Indenture restrict us from paying distributions if our total leverage ratio (as defined within the Indenture and Term Loan B agreement) for the most recently ended four full fiscal quarters at the time of the distribution is greater than 4.75 to 1.00, while the ABL facility restricts the payment of distributions if certain payment conditions (as defined in the ABL Facility) are below certain thresholds. In addition, quarterly distributions on the Preferred Units must be fully paid for all preceding fiscal quarters before we are permitted to declare or pay any distributions on our common units.

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

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

NGL Energy Partners LP, a Delaware master limited partnership (“we,” “us,” “our,” or the “Partnership”), is a diversified midstream energy partnership that transports, treats, recycles and disposes of produced and flowback water generated as part of the energy production process as well as transports, stores, markets and provides other logistics services for crude oil and liquid hydrocarbons. NGL Energy Holdings LLC serves as our general partner (“GP”). At March 31, 2024, our operations included three segments as discussed below.

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

We operate in a number of the most prolific crude oil and natural gas producing areas in the United States including the Delaware Basin in New Mexico and Texas, the Denver-Julesburg (“DJ”) Basin in Colorado and the Eagle Ford Basin in Texas. With a system that handled approximately 884.6 million barrels of produced water across its areas of operation during the year ended March 31, 2024, we believe that we are the largest independent produced water transportation and disposal company in the United States.

The opportunity to generate revenue in our Water Solutions segment is driven in large part by the level of crude oil production in the areas where our facilities are located. Recently, our disposal volumes have been positively impacted by the increase in the level of crude oil production, particularly in the Delaware and Eagle Ford Basins, due to increasing or stable crude oil prices. Lower crude oil prices provide producers with less incentive to drill and complete new wells, which results in lower production and negatively impacts our disposal volumes.

Our Water Solutions segment generated operating income of $231.3 million during the year ended March 31, 2024, compared to operating income of $198.9 million during the year ended March 31, 2023.

Crude Oil Logistics

Our Crude Oil Logistics segment purchases crude oil from producers and marketers and transports it to refineries or for resale at pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs, and provides storage, terminaling and transportation services through its owned assets. Our activities in this segment are supported by certain long-term, fixed rate contracts which include minimum volume commitments on our owned and leased pipelines and storage tanks.

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

The following table summarizes the range of low and high crude oil spot prices per barrel of New York Mercantile Exchange (“NYMEX”) West Texas Intermediate Crude Oil at Cushing, Oklahoma for the periods indicated and the prices at period end:

	Crude Oil Spot Price Per Barrel
Year Ended March 31,	Low	High	At Period End
2024	$67.12	$93.68	$83.17
2023	$66.74	$122.11	$75.67
2022	$58.65	$123.70	$100.28

We believe volatility in commodity prices will continue, and our ability to adjust to and manage this volatility may impact our financial results.

Our Crude Oil Logistics segment generated operating income of $52.1 million during the year ended March 31, 2024, compared to operating income of $81.5 million during the year ended March 31, 2023.

Liquids Logistics

Our Liquids Logistics segment conducts supply operations for natural gas liquids, refined petroleum products and biodiesel to a broad range of commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our 23 owned terminals, third-party storage and terminal facilities, nine common carrier pipelines and a fleet of leased railcars. We also provide services for marine exports of butane through our facility located in Chesapeake, Virginia, and we also own a propane pipeline in Michigan. We attempt to reduce our exposure to price fluctuations by using back-to-back physical contracts and pre-sale agreements that allow us to lock in a margin on a percentage of our winter volumes. We also enter into financially settled derivative contracts as economic hedges of our physical inventory, physical sales and physical purchase contracts.

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

The following table summarizes the range of low and high propane spot prices per gallon at Conway, Kansas, and Mt. Belvieu, Texas, two of our main pricing hubs, for the periods indicated and the prices at period end:

	Conway, Kansas			Mt. Belvieu, Texas
	Propane Spot Price Per Gallon			Propane Spot Price Per Gallon
Year Ended March 31,	Low	High	At Period End	Low	High	At Period End
2024	$0.49	$0.91	$0.78	$0.53	$0.97	$0.84
2023	$0.63	$1.34	$0.74	$0.64	$1.39	$0.78
2022	$0.67	$1.64	$1.37	$0.72	$1.63	$1.39

The following table summarizes the range of low and high butane spot prices per gallon at Mt. Belvieu, Texas for the periods indicated and the prices at period end:

	Butane Spot Price Per Gallon
Year Ended March 31,	Low	High	At Period End
2024	$0.58	$1.14	$0.98
2023	$0.85	$1.65	$0.92
2022	$0.78	$2.01	$1.71

The following table summarizes the range of low and high Gulf Coast gasoline spot prices per barrel using NYMEX gasoline prompt-month futures for the periods indicated and the prices at period end:

	Gasoline Spot Price Per Barrel
Year Ended March 31,	Low	High	At Period End
2024	$83.15	$124.53	$115.97
2023	$86.06	$179.60	$113.42
2022	$81.95	$154.67	$133.96

The following table summarizes the range of low and high diesel spot prices per barrel using NYMEX ULSD prompt-month futures for the periods indicated and the prices at period end:

	Diesel Spot Price Per Barrel
Year Ended March 31,	Low	High	At Period End
2024	$93.76	$146.22	$109.86
2023	$109.41	$215.69	$112.40
2022	$74.44	$186.37	$155.03

We believe volatility in commodity prices will continue, and our ability to adjust to and manage this volatility may impact our financial results.

Our Liquids Logistics segment generated operating income of $2.5 million during the year ended March 31, 2024, compared to operating income of $66.6 million during the year ended March 31, 2023.

Other Developments

Global Pandemic, International Conflicts and Market Update

Since March 2020, and throughout the last three years, global markets and commodity prices have been extremely volatile due to the impacts from the COVID-19 pandemic, with further impacts on volatility caused by the war in Ukraine that began in February 2022, the current conflict between Israel and Hamas that began in October 2023 and conflicts involving Iran and its proxy forces. While we have seen continued recovery in commodity prices since the beginning of the pandemic, there is still volatility that we expect to continue at least for the near-term and possibly longer, due to these conflicts. This volatility could result in economic recession or depression and negatively impact future prices for crude oil, natural gas, petroleum products and industrial products.

In addition, if we see a continuation or acceleration of fiscal year 2023’s inflationary conditions, rising interest rates, supply chain disruptions and tight labor markets, we may also see higher costs of operating our assets and executing on our capital projects in fiscal year 2025. In an effort to curb inflation, the U.S. Federal Reserve raised interest rates during fiscal year

2023, in May 2023 and most recently in July 2023. If the U.S. Federal Reserve implements additional increases, costs under our variable-rate debt and preferred units will increase (see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk–Interest Rate Risk” included in this Annual Report on Form 10-K (“Annual Report”)). On the other hand, our ability to pass along rate increases reflecting changes in producer and/or consumer price indices to our customers, under our contracts, should help to counterbalance the impact of inflation on our costs.

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

Regulatory Developments

On March 6, 2024, the Securities and Exchange Commission (“SEC”) adopted a new set of rules that require a wide range of climate-related disclosures, including material climate-related risks, information on any climate-related targets or goals that are material to the registrant’s business, results of operations, or financial condition, Scope 1 and Scope 2 greenhouse gas emissions on a phased-in basis by certain larger registrants when those emissions are material and the filing of an attestation report covering the same, and disclosure of the financial statement effects of severe weather events and other natural conditions including costs and losses. Compliance dates under the final rule are phased in by registrant category. Multiple lawsuits have been filed challenging the SEC’s new climate rules, which have been consolidated and will be heard in the U.S. Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC issued an order staying the final rules until judicial review is complete.

Consolidated Results of Operations

The following table summarizes our consolidated statements of operations for the periods indicated:

	Year Ended March 31,
	2024	2023	2022
	(in thousands)
Revenues	$6,956,571	$8,694,904	$7,947,915
Cost of sales	5,966,794	7,650,024	7,139,312
Operating expenses	305,185	313,725	285,535
General and administrative expense	121,881	71,818	63,546
Depreciation and amortization	266,523	273,621	288,720
Loss on disposal or impairment of assets, net	115,936	86,888	94,254
Revaluation of liabilities	2,680	9,665	(6,495)
Operating income	177,572	289,163	83,043
Equity in earnings of unconsolidated entities	4,120	4,120	1,400
Interest expense	(269,923)	(275,445)	(271,640)
(Loss) gain on early extinguishment of liabilities, net	(55,281)	6,177	1,813
Other income, net	2,793	28,748	2,254
(Loss) income before income taxes	(140,719)	52,763	(183,130)
Income tax expense	(2,405)	(271)	(971)
Net (loss) income	(143,124)	52,492	(184,101)
Less: Net income attributable to noncontrolling interests	(631)	(1,106)	(655)
Net (loss) income attributable to NGL Energy Partners LP	$(143,755)	$51,386	$(184,756)

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to commodity price volatility, demand fluctuations, acquisitions, dispositions and other transactions.

Debt Refinancing

On February 2, 2024, we closed a debt refinancing transaction of $2.9 billion consisting of a private offering of $2.2 billion of senior secured notes and also entered into a new seven-year $700.0 million senior secured term loan “B” credit facility (“Term Loan B”). The net proceeds from these transactions were used to (i) fund the redemption, and related discharge of the indentures governing our existing 7.5% senior secured notes due 2026 (“2026 Senior Secured Notes”) as well as our 6.125% senior unsecured notes due 2025 (“2025 Notes”) and 7.5% senior unsecured notes due 2026 (“2026 Notes”) (collectively, the “Senior Unsecured Notes”), including any applicable premiums and accrued and unpaid interest, (ii) to pay fees and expenses in connection therewith, (iii) to repay borrowings under the $600.0 million asset-based revolving credit facility (“ABL Facility”) and (iv) to the extent of any remaining net proceeds, for general corporate purposes. In addition, we amended the ABL Facility. See Note 7 to our consolidated financial statements included in this Annual Report and “–Liquidity, Sources of Capital and Capital Resource Activities” for a further discussion of these transactions.

Repurchase and/or Redemption of Senior Secured Notes and Senior Unsecured Notes

During the three months ended March 31, 2024, we repurchased and/or redeemed all $2.1 billion of our outstanding 2026 Senior Secured Notes and $280.7 million of the 2025 Notes. On February 2, 2024, we deposited $331.9 million with the trustee for the redemption of the 2026 Notes. See Note 7 to our consolidated financial statements included in this Annual Report for a further discussion of the repurchases and redemptions.

Dispositions

We completed several dispositions during the years ended March 31, 2024, 2023 and 2022. These transactions impact the comparability of our results of operations between our current and prior fiscal years. See Note 17 to our consolidated financial statements included in this Annual Report for a discussion of dispositions that occurred during the current and prior fiscal years.

Seasonality

Seasonality impacts our Liquids Logistics segment. Consequently, for our Liquids Logistics segment, revenues, operating profits and operating cash flows are generated mostly in the third and fourth quarters of our fiscal year. We generally borrow under the ABL Facility to supplement our operating cash flows during the periods in which we are building inventory (see “–Liquidity, Sources of Capital and Capital Resource Activities–General”).

Subsequent Events

See Note 18 to our consolidated financial statements included in this Annual Report for a discussion of transactions that occurred subsequent to March 31, 2024.

Segment Operating Results for the Years Ended March 31, 2024 and 2023

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated.

	Year Ended March 31,
	2024	2023	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$572,972	$524,689	$48,283
Sale of recovered crude oil	107,367	120,705	(13,338)
Recycled water	9,785	13,841	(4,056)
Other revenues	40,694	37,803	2,891
Total revenues	730,818	697,038	33,780
Expenses:
Cost of sales-excluding impact of derivatives	10,146	9,737	409
Derivative loss	1,148	4,363	(3,215)
Operating expenses	212,052	212,115	(63)
General and administrative expenses	5,417	8,722	(3,305)
Depreciation and amortization expense	214,480	207,081	7,399
Loss on disposal or impairment of assets, net	53,639	46,431	7,208
Revaluation of liabilities	2,680	9,665	(6,985)
Total expenses	499,562	498,114	1,448
Segment operating income	$231,256	$198,924	$32,332

Produced water processed (barrels per day)
Delaware Basin	2,123,337	2,042,777	80,560
Eagle Ford Basin	142,374	119,458	22,916
DJ Basin	150,426	150,619	(193)
Other Basins	740	14,483	(13,743)
Total	2,416,877	2,327,337	89,540
Recycled water (barrels per day)	84,212	118,847	(34,635)
Total (barrels per day)	2,501,089	2,446,184	54,905
Skim oil sold (barrels per day) (1)	3,992	3,764	228
Service fees for produced water processed ($/barrel) (2)	$0.65	$0.62	$0.03
Recovered crude oil for produced water processed ($/barrel) (2)	$0.12	$0.14	$(0.02)
Operating expenses for produced water processed ($/barrel) (2)	$0.24	$0.25	$(0.01)

(1)    During the three months ended March 31, 2023, 34,380 barrels of skim oil were stored and were sold during the year ended March 31, 2024.
(2)    Total produced water barrels processed during the years ended March 31, 2024 and 2023 were 884,576,981 and 849,477,938, respectively. These amounts do not include 63,968,944 barrels and 36,143,594 barrels for the years ended March 31, 2024 and 2023, respectively, related to payments received from producers for committed volumes not delivered, as discussed further below.

Water Disposal Service Fee Revenues. The increase was due primarily to an increase in produced water volumes processed from contracted customers mainly in the Delaware Basin, increased fees from new contracts and higher fees charged for interruptible spot volumes. There was also an increase in payments made by certain producers for committed volumes not delivered. Service fees for produced water processed ($/barrel) also benefited from these deficiency payments. In addition, in July 2023, we entered into a transaction in which a portion of the total consideration received was allocated to revenue due to the termination of a minimum volume water disposal contract (see Note 17 to our consolidated financial statements included in this Annual Report).

Recovered Crude Oil Revenues. The decrease was due primarily to lower realized crude oil prices received from the sale of skim oil barrels, partially offset by an increase in skim oil barrels sold as a result of higher skim oil recovered from increased produced water processed. In addition, during the current fiscal year we sold 34,380 barrels of skim oil that were stored as of March 31, 2023 due to tighter pipeline specifications.

Recycled Water Revenues. Revenue from recycled water includes the sale of produced water and recycled water for use in our customers’ completion activities. The decrease was due primarily to lower recycled water volumes related to timing of water to be used in completions.

Other Revenues. Other revenues primarily include brackish non-potable water revenues, water pipeline revenues, land surface use revenues, solids disposal revenues and reimbursements from construction projects, booster operating fees and generator rentals. The increase was due primarily to higher reimbursements from construction projects, booster operating fees and generator rentals, higher land surface use revenues and higher lease revenue from certain surface use and compensation agreements. These increases were partially offset by lower water pipeline revenues due to the expiration of certain pipeline commitment revenue in December 2022 and lower sales of brackish non-potable water related to the timing of our customers transitioning from brackish non-potable water to recycled water.

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to costs incurred that will be reimbursed by producers for generator and fuel costs at various booster stations. In addition, we incurred increased trucking expenses for skim oil sales during the year ended March 31, 2024. These increases were partially offset by lower recycling costs due to a decrease in recycling activity and lower purchases of brackish non-potable water from third-parties to meet customer needs.

Derivative Loss. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the crude oil we expect to recover when processing produced water and selling recovered skim oil. During the year ended March 31, 2024, we had $0.4 million of net unrealized losses on derivatives and $0.8 million of net realized losses on derivatives. During the year ended March 31, 2023, we had $4.5 million of net unrealized gains on derivatives and $8.8 million of net realized losses on derivatives.

Operating and General and Administrative Expenses. The decrease was due primarily to lower chemical expense due to purchasing fewer chemicals and using chemicals more efficiently, lower overhead costs, lower generator rental expense due to renting fewer generators and lower severance taxes due to a decrease in revenue from recovered crude oil and a severance tax refund in September 2023 related to prior periods. These decreases were partially offset by higher operating expenses due to increased produced water volumes processed.

Depreciation and Amortization Expense. The increase was due primarily to depreciation of newly developed facilities and infrastructure, partially offset by certain long-term assets being fully amortized or impaired during the fiscal years ended March 31, 2023 and 2024.

Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2024, we recorded a net loss of $37.5 million primarily related to the write down of the value of certain saltwater disposal wells as well as the abandonment of certain capital projects and the retirement of certain assets, a net loss of $17.6 million primarily related to the sale of certain assets and an impairment of $2.4 million for certain leases due to underutilization of certain freshwater wells. In addition, we recorded a gain of $3.9 million from insurance recoveries for certain saltwater disposal facilities and boosters damaged in a prior period. During the year ended March 31, 2023, we recorded a net loss of $26.3 million primarily related to the sale of certain assets and a net loss of $21.8 million to write down the value of an inactive saltwater disposal facility and damaged equipment at another saltwater disposal facility, as well as the abandonment of certain capital projects and the retirement of certain assets. We also recorded a loss of $0.5 million related to the termination of a joint marketing agreement. In addition, we recorded a gain of $2.1 million from an insurance recovery for a saltwater disposal facility damaged in a prior period.

Revaluation of Liabilities. During the years ended March 31, 2024 and 2023, there was an increase in expense for the valuation of our contingent consideration liabilities related to royalty agreements acquired as part of certain business combinations due primarily to higher expected production from new customers, resulting in an increase to the expected future royalty payment.

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Year Ended March 31,
	2024	2023	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$1,597,238	$2,376,434	$(779,196)
Crude oil transportation and other sales	59,373	96,978	(37,605)
Total revenues (1)	1,656,611	2,473,412	(816,801)
Expenses:
Cost of sales-excluding impact of derivatives	1,514,370	2,274,089	(759,719)
Derivative loss (gain)	7,367	(14,565)	21,932
Operating expenses	39,004	50,154	(11,150)
General and administrative expenses	3,780	4,547	(767)
Depreciation and amortization expense	36,922	46,577	(9,655)
Loss on disposal or impairment of assets, net	3,094	31,086	(27,992)
Total expenses	1,604,537	2,391,888	(787,351)
Segment operating income	$52,074	$81,524	$(29,450)

Crude oil sold (barrels)	20,068	25,497	(5,429)
Crude oil transported on owned pipelines (barrels)	25,611	27,714	(2,103)
Crude oil storage capacity - owned and leased (barrels) (2)	5,232	5,232	—
Crude oil storage capacity leased to third-parties (barrels) (2)	2,250	1,501	749
Crude oil inventory (barrels) (2)	573	684	(111)
Crude oil sold ($/barrel)	$79.591	$93.204	$(13.613)
Cost per crude oil sold ($/barrel) (3)	$75.462	$89.190	$(13.728)
Crude oil product margin ($/barrel) (3)	$4.129	$4.014	$0.115

(1)    Revenues include $0.5 million and $8.6 million of intersegment sales during the years ended March 31, 2024 and 2023, respectively, that are eliminated in our consolidated statements of operations.
(2)    Information is presented as of March 31, 2024 and March 31, 2023, respectively.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were due primarily to lower sales volumes due to lower production on acreage dedicated to us in the DJ Basin during the year ended March 31, 2024, compared to the year ended March 31, 2023 and a decrease in crude oil prices year over year.

Crude oil product margin from the sale of crude oil decreased from $102.3 million for the year ended March 31, 2023 to $82.9 million during the year ended March 31, 2024, primarily due to lower volumes and lower crude oil prices year over year. The lower crude oil prices resulted in lower contracted rates with certain producers, compared to the prior year when the contracted rates were higher due to the higher crude oil prices. We also realized lower contract differentials on certain other sales contracts.

Crude oil product margin per barrel increased during the year ended March 31, 2024, compared to the year ended March 31, 2023, due to the sale of lower priced inventory into a market in which prices were increasing during certain periods of 2024. Whereas during the year ended March 31, 2023, we were selling higher priced inventory into a market in which prices were generally declining throughout the fiscal year. Crude oil product margin calculations does not include gain and losses from derivatives that may offset the movement in the physical margin.

Derivative Loss (Gain). Our cost of sales during the year ended March 31, 2024 included $58.4 million of net realized gains on derivatives, driven by decreasing crude oil prices, and $65.8 million of net unrealized losses on derivatives. The amounts in the previous sentence for the year ended March 31, 2024 included net realized gains of $60.9 million and net unrealized losses of $61.4 million associated with derivative instruments related to our hedge of the CMA Differential Roll, defined and discussed below under “–Non-GAAP Financial Measures.” Our cost of sales during the year ended March 31, 2023 included $35.5 million of net realized losses on derivatives, driven by increasing crude oil prices, and $50.1 million of net unrealized gains on derivatives. The amounts in the previous sentence for the year ended March 31, 2023 includes net realized losses of $13.1 million and net unrealized gains of $23.8 million associated with derivative instruments related to our hedge of the CMA Differential Roll.

Crude Oil Transportation and Other Sales. The decrease was primarily due to the sale of our marine assets on March 30, 2023, and lower pipeline tariff revenue due to the assignment of our commitment on a third-party pipeline.

During the year ended March 31, 2024, physical volumes on the Grand Mesa Pipeline averaged approximately 70,000 barrels per day, compared to approximately 76,000 barrels per day for the year ended March 31, 2023. Lower contracted volumes were shipped on the Grand Mesa Pipeline due to lower production on acreage dedicated to us in the DJ Basin.

Operating and General and Administrative Expenses. The decrease was primarily due to the sale of our marine assets on March 30, 2023. Additionally, the current year benefited from lower incentive compensation expense, as well as lower repairs and maintenance expense on leased rail cars returned to the lessor in the prior year.

Depreciation and Amortization Expense. The decrease was primarily due to the sale of our marine assets on March 30, 2023, lower depreciation expense due to certain of our railcar assets becoming fully depreciated during the year ended March 31, 2024 and the impairment of certain terminal assets in the prior year, which lowered their depreciable base.

Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2024, we recorded a net loss of $3.1 million primarily due to the retirement or sale of certain assets. During the year ended March 31, 2023, we recorded an impairment of $23.1 million related to an underperforming crude oil terminal and a loss of $8.0 million on the sale of our marine assets.

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated:

	Year Ended March 31,
	2024	2023	Change
	(in thousands, except per gallon amounts)
Refined products:
Sales-excluding impact of derivatives	$2,192,783	$2,554,084	$(361,301)
Cost of sales-excluding impact of derivatives	2,168,481	2,512,748	(344,267)
Derivative loss	110	1,255	(1,145)
Product margin	24,192	40,081	(15,889)

Propane:
Sales	739,591	1,161,129	(421,538)
Cost of sales-excluding impact of derivatives	692,649	1,103,786	(411,137)
Derivative loss	2,463	11,642	(9,179)
Product margin	44,479	45,701	(1,222)

Butane:
Sales	628,685	773,633	(144,948)
Cost of sales-excluding impact of derivatives	587,307	776,845	(189,538)
Derivative loss (gain)	2,771	(22,976)	25,747
Product margin	38,607	19,764	18,843

Other products:
Sales-excluding impact of derivatives	958,291	1,025,733	(67,442)
Cost of sales-excluding impact of derivatives	955,259	970,176	(14,917)
Derivative (gain) loss	(11,360)	24,483	(35,843)
Product margin	14,392	31,074	(16,682)

Service:
Sales	14,151	14,218	(67)
Cost of sales	1,379	1,603	(224)
Product margin	12,772	12,615	157

Expenses:
Operating expenses	54,129	51,456	2,673
General and administrative expenses	7,537	7,571	(34)
Depreciation and amortization expense	10,372	13,301	(2,929)
Loss on disposal or impairment of assets, net	59,923	10,283	49,640
Total expenses	131,961	82,611	49,350
Segment operating income	$2,481	$66,624	$(64,143)

	Year Ended March 31,
	2024	2023	Change
	(in thousands, except per gallon amounts)

Natural gas liquids and refined products storage capacity - owned and leased (gallons) (1)	130,441	160,329	(29,888)

Refined products sold (gallons)	817,634	769,151	48,483
Refined products sold ($/gallon)	$2.682	$3.321	$(0.639)
Cost per refined products sold ($/gallon) (2)	$2.652	$3.267	$(0.615)
Refined products product margin ($/gallon) (2)	$0.030	$0.054	$(0.024)
Refined products inventory (gallons) (1)	1,872	1,003	869

Propane sold (gallons)	811,035	1,018,937	(207,902)
Propane sold ($/gallon)	$0.912	$1.140	$(0.228)
Cost per propane sold ($/gallon) (2)	$0.854	$1.083	$(0.229)
Propane product margin ($/gallon) (2)	$0.058	$0.057	$0.001
Propane inventory (gallons) (1)	35,177	48,379	(13,202)

Butane sold (gallons)	537,015	539,658	(2,643)
Butane sold ($/gallon)	$1.171	$1.434	$(0.263)
Cost per butane sold ($/gallon) (2)	$1.094	$1.440	$(0.346)
Butane product margin (loss) ($/gallon) (2)	$0.077	$(0.006)	$0.083
Butane inventory (gallons) (1)	17,790	17,409	381

Other products sold (gallons)	379,077	391,723	(12,646)
Other products sold ($/gallon)	$2.528	$2.619	$(0.091)
Cost per other products sold ($/gallon) (2)	$2.520	$2.477	$0.043
Other products product margin ($/gallon) (2)	$0.008	$0.142	$(0.134)
Other products inventory (gallons) (1)	20,112	12,893	7,219

(1)    Information is presented as of March 31, 2024 and March 31, 2023, respectively.
(2)    Cost and product margin (loss) per gallon excludes the impact of derivatives.

Refined Products Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, during the year ended March 31, 2024 were primarily due to a decrease in sales prices during the current year due to lower commodity prices. This decrease was partially offset by an increase in volumes, as we have added new supply and customer contracts in certain markets.

Refined Products product margins, excluding the impact of derivatives, for the year ended March 31, 2024 decreased from the year ended March 31, 2023 due primarily to the higher margins generated in the prior year due to higher demand in several markets experiencing tighter supply. These supply issues returned to normal in the current year as supply issues were resolved and the supply/demand balance was restored.

Refined Products Derivative Loss. Our Refined Products product margin during the year ended March 31, 2024 included realized losses of $0.1 million and the year ended March 31, 2023 included realized losses of $1.3 million.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were due to lower propane volumes and lower prices during the year ended March 31, 2024. Propane volumes decreased during the year ended March 31, 2024 due to the sale of three natural gas liquids terminals, the loss of a certain supply contract, lower performing natural gas liquids terminals being idled and a focus on more profitable markets and customers. Also, demand was lower during the year ended March 31, 2024 due to the warmer than normal winter.

Propane product margins, excluding the impact of derivatives, decreased during the year ended March 31, 2024 primarily due to lower volumes and lower prices.

Propane Derivative Loss. Our cost of propane sales included $4.6 million of net unrealized gains on derivatives and $7.0 million of net realized losses on derivatives during the year ended March 31, 2024. During the year ended March 31, 2023, our cost of propane sales included $6.9 million of net unrealized losses on derivatives and $4.7 million of net realized losses on derivatives.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were due primarily to lower butane prices. The decrease was also due to lower volumes during the first six months of the year ended March 31, 2024 as a result of weak spot demand, weak export demand and a change in strategy by a significant customer. These decreases were partially offset by strong blending demand from October 2023 through February 15, 2024.

Butane product margins, excluding the impact of derivatives, increased during the year ended March 31, 2024, as compared to the year ended March 31, 2023, primarily due to higher demand for butane blending which has tightened up the butane supply, causing sales differentials to increase. Also, in the prior year, we were negatively impacted by lower location differentials as the product we contracted to purchase in the beginning of the season was continuing to compete with product purchased in the discounted market.

Butane Derivative Loss (Gain). Our cost of butane sales during the year ended March 31, 2024 included $3.2 million of net unrealized losses on derivatives and $0.5 million of net realized gains on derivatives. Our cost of butane sales included $3.9 million of net unrealized gains on derivatives and $19.1 million of net realized gains on derivatives during the year ended March 31, 2023.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were due primarily to the decrease in market prices during the year ended March 31, 2024 as compared to the year ended March 31, 2023. Market prices for biodiesel decreased due to the United States Environmental Protection Agency (“EPA”) final renewable fuels standards (“RFS”) mandate which lowered the required amount of biodiesel to be blended, thus increasing the amount of supply in the market. The decrease was also the result of lower natural gasoline volumes due to the loss of certain supply contracts. These decreases were partially offset by increased sales of asphalt due to increased supply.

Other products sales product margins, excluding the impact of derivatives, decreased during the year ended March 31, 2024 due to the increased supply of biodiesel in the market due to the EPA’s final RFS mandate, which lowered biodiesel and renewable identification numbers prices and delivery of biodiesel contracts entered into in the prior year, when prices were higher, for delivery in the current period when prices were declining.

Other Products Derivative (Gain) Loss. Our derivatives of other products included $11.5 million of net realized gains on derivatives and $0.1 million unrealized losses on derivatives during the year ended March 31, 2024. Our derivatives of other products during the year ended March 31, 2023 included $24.6 million of net realized losses on derivatives and $0.1 million of unrealized gains on derivatives.

Service Sales and Cost of Sales. The sales include storage, terminaling and transportation services income. Sales during the year ended March 31, 2024 remained consistent with the year ended March 31, 2023 but cost of sales decreased due to lower third-party costs.

Operating and General and Administrative Expenses. The increase was due to higher incentive compensation due to improved margins in certain of our businesses year over year.

Depreciation and Amortization Expense. The decrease was due to a customer relationship intangible asset being fully amortized as of June 30, 2023.

Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2024, we recorded a goodwill impairment loss of $69.2 million in our Wholesale/Terminal reporting unit (see Note 5 to our consolidated financial statements included in this Annual Report). In addition, we recorded a net gain of $8.5 million due to the sale of three natural gas liquids terminals and we recorded a net gain of $0.8 million related to the retirement or sale of certain other assets. During the year ended March 31, 2023, we recorded a net loss of $10.1 million due to the impairment of several underperforming natural gas liquids terminals. In addition, during the year ended March 31, 2023, we recorded a net loss of $0.2 million related to the sale and retirement of other assets.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Year Ended March 31,
	2024	2023	Change
	(in thousands)
Cost of sales
Derivative (gain) loss	$(937)	$1,181	$(2,118)
Expenses:
General and administrative expenses	105,147	50,978	54,169
Depreciation and amortization expense	4,749	6,662	(1,913)
Gain on disposal or impairment of assets, net	(720)	(912)	192
Total expenses	109,176	56,728	52,448
Operating loss	$(108,239)	$(57,909)	$(50,330)

Cost of Sales - Derivative (Gain) Loss. Our cost of sales during the year ended March 31, 2024 included $0.2 million of net realized losses on derivatives and $1.2 million of net unrealized gains on derivatives. We entered into economic hedges to protect our liquidity positions and leverage from a significant increase in commodity prices that drive our working capital demands, as we experienced in the prior fiscal year, thus impacting our ability to reduce absolute indebtedness until commodity prices weakened. There were no open hedge positions that would impact cost of sales as of March 31, 2024.

General and Administrative Expenses. The increase during the year ended March 31, 2024 relates primarily to the increase in our accrual related to the LCT Capital, LLC (“LCT”) legal matter from $2.5 million to $36.0 million (see Note 8 to our consolidated financial statements included in this Annual Report), and the write-off of $14.2 million of legal costs related to the LCT legal matter that were originally allocated to the GP (see Note 12 to our consolidated financial statements included in this Annual Report). In addition, we also incurred increased business insurance expense as we paid the insurance company to be released from any future supplementary calls on our indemnity policy related to our former crude marine business (which we sold on March 30, 2023), increased insurance premiums and a reduction in our corporate overhead allocation to the other business segments. These increases were partially offset by a decrease in equity-based incentive compensation as our final service award vested on November 15, 2023.

Depreciation and Amortization Expense. The decrease during the year ended March 31, 2024 was due to software that became fully depreciated during the year ended March 31, 2024.

Gain on Disposal or Impairment of Assets, Net. During the year ended March 31, 2024, we sold an airplane for a gain of $0.7 million. During the year ended March 31, 2023, we sold an airplane for a gain of $1.3 million, which was partially offset by a loss recorded to write-off the remaining amount of a loan receivable, due July 31, 2023, that was prepaid by the debtor and an impairment loss recorded on the sublease of a building we were no longer using.

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities of $4.1 million during the year ended March 31, 2024 consisted primarily of earnings from certain membership interests related to specific land and water services operations and earnings from another entity due to a gain recognized on the sale of an airplane during the three months ended December 31, 2023 (see Note 12 to our consolidated financial statements included in this Annual Report). Equity in earnings of unconsolidated entities of $4.1 million during the year ended March 31, 2023 consisted primarily of earnings from certain membership interests related to specific land and water services operations and a loss from our interest in an aircraft company.

Interest Expense

The following table summarizes the components of our consolidated interest expense for the periods indicated:

	Year Ended March 31,
	2024	2023	Change
	(in thousands)
Senior secured notes	$160,088	$153,750	$6,338
Senior unsecured notes	40,829	76,288	(35,459)
ABL Facility	15,645	17,111	(1,466)
Term Loan B	11,275	—	11,275
Other indebtedness	26,900	11,559	15,341
Total debt interest expense	254,737	258,708	(3,971)
Amortization of debt issuance costs	15,701	16,737	(1,036)
Unrealized gain on interest rate swap	(515)	—	(515)
Total interest expense	$269,923	$275,445	$(5,522)

The debt interest expense decreased $4.0 million during the year ended March 31, 2024 primarily due to the repurchase of the 7.5% senior unsecured notes due 2023 (“2023 Notes”) throughout the prior year and the redemption of the remaining 2023 Notes on March 31, 2023. In addition, we repurchased a portion of the outstanding 2025 Notes during the three months ended June 30, 2023. Also, in the prior year, we had an accrual of the settlement of a claim for the failure to pay interest on royalty payments. These decreases were partially offset by $26.1 million of interest accrued related to the LCT legal matter (see Note 8 to our consolidated financial statements included in this Annual Report) and an increase due to higher interest rates on the new debt instruments.

(Loss) Gain on Early Extinguishment of Liabilities, Net

Loss on early extinguishment of liabilities, net was $55.3 million during the year ended March 31, 2024, compared to a gain on early extinguishment of liabilities, net of $6.2 million during the year ended March 31, 2023. During the year ended March 31, 2024, the net loss (inclusive of debt issuance costs written off) primarily relates to the call premium of $38.4 million paid for the early extinguishment of the outstanding 2026 Senior Secured Notes, the write-off of debt issuance costs and other expenses related to the repurchase/redemption of the 2026 Senior Secured Notes and Senior Unsecured Notes during the fiscal year. During the year ended March 31, 2023, the net gain (inclusive of debt issuance costs written off) primarily related to the early extinguishment of a portion of the outstanding Senior Unsecured Notes partially offset by the write-off of debt issuance costs. In addition, we paid a prepayment premium of $1.6 million and wrote off debt issuance costs of less than $0.1 million related to the payoff of an outstanding equipment loan. See Note 7 to our consolidated financial statements included in this Annual Report for a further discussion of the debt instruments repurchased and redeemed.

Other Income, Net

Other income, net of $2.8 million during the year ended March 31, 2024 consisted primarily of interest income on loan receivables (see Note 2 to our consolidated financial statements included in this Annual Report for a further discussion) and cash on hand, income from the settlement of a dispute and income from excess distributions received from an equity method investee (see Note 2 to our consolidated financial statements included in this Annual Report for a further discussion). Other income, net of $28.7 million during the year ended March 31, 2023 consisted primarily of a settlement of a dispute associated with commercial activities not occurring in the current reporting periods (see Note 17 to our consolidated financial statements included in this Annual Report for a further discussion).

Income Tax Expense

Income tax expense was $2.4 million during the year ended March 31, 2024, compared to income tax expense of $0.3 million during the year ended March 31, 2023. See Note 2 to our consolidated financial statements included in this Annual Report for a further discussion.

Noncontrolling Interests

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third-parties. Noncontrolling interest income was $0.6 million during the year ended March 31, 2024, compared to $1.1 million during the year ended March 31, 2023. The decrease of $0.5 million during the year ended March 31, 2024 was due primarily to lower income from certain water solutions operations during the year ended March 31, 2024.

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

(1)    During the three months ended March 31, 2023, 34,380 barrels of skim oil were stored and will be sold during fiscal year 2024.
(2)    Total produced water barrels processed during the years ended March 31, 2023 and 2022 were 849,477,938 and 656,240,083, respectively. These amounts do not include 36,143,594 barrels and 25,653,729 barrels for the years ended March 31, 2023 and 2022, respectively, related to payments received from producers for committed volumes not delivered, as discussed further below.

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

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Year Ended March 31,
	2023	2022	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$2,376,434	$2,432,393	$(55,959)
Crude oil transportation and other sales	96,978	84,171	12,807
Total revenues (1)	2,473,412	2,516,564	(43,152)
Expenses:
Cost of sales-excluding impact of derivatives	2,274,089	2,271,973	2,116
Derivative (gain) loss	(14,565)	92,027	(106,592)
Operating expenses	50,154	54,606	(4,452)
General and administrative expenses	4,547	7,537	(2,990)
Depreciation and amortization expense	46,577	48,489	(1,912)
Loss (gain) on disposal or impairment of assets, net	31,086	(3,101)	34,187
Total expenses	2,391,888	2,471,531	(79,643)
Segment operating income	$81,524	$45,033	$36,491

Crude oil sold (barrels)	25,497	31,091	(5,594)
Crude oil transported on owned pipelines (barrels)	27,714	28,410	(696)
Crude oil storage capacity - owned and leased (barrels) (2)	5,232	5,232	—
Crude oil storage capacity leased to third-parties (barrels) (2)	1,501	1,501	—
Crude oil inventory (barrels) (2)	684	1,339	(655)
Crude oil sold ($/barrel)	$93.204	$78.235	$14.969
Cost per crude oil sold ($/barrel) (3)	$89.190	$73.075	$16.115
Crude oil product margin ($/barrel) (3)	$4.014	$5.160	$(1.146)

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

Crude Oil Sales and Cost of Sales-Excluding Impact of Derivatives. The decrease in sales was due primarily to a reduction in sales volumes primarily due to lower production in the DJ Basin and increased buy/sell transactions during the year ended March 31, 2023. Buy/sell transactions are transactions in which we purchase product from a counterparty and sell the same volumes of product to the same counterparty at a different location or time. The sales, cost of sales and volumes are netted for these transactions. The decrease was partially offset by an increase in crude oil prices during the year ended March 31, 2023, compared to the year ended March 31, 2022. The increase in cost of sales, excluding the impact of derivatives, was due primarily to an increase in crude oil prices during the year ended March 31, 2023, compared to the year ended March 31, 2022 which was offset by a decrease in sales volumes.

Crude oil product margin from the sale of crude oil decreased primarily due to the sale of higher priced inventory into a market in which prices were declining for most of the year. In the prior year, lower priced inventory was sold into a market in which prices were rising for most of the year. In addition, we incurred increased freight costs during the current period. This decrease in product margin was offset by higher contracted rates with certain producers as well as increased differentials on certain other sales contracts during the first nine months of the current year. Crude oil product margin calculations do not include gains and losses from derivatives that may offset the movement in the physical margin.

Derivative (Gain) Loss. Our cost of sales during the year ended March 31, 2023 included $35.5 million of net realized losses on derivatives, driven by increasing crude oil prices, and $50.1 million of net unrealized gains on derivatives. The amounts in the previous sentence for the year ended March 31, 2023 included net realized losses of $13.1 million and net unrealized gains of $23.8 million associated with derivative instruments related to our hedge of the CMA Differential Roll, defined and discussed below under “–Non-GAAP Financial Measures.” Our cost of sales during the year ended March 31, 2022 included $115.7 million of net realized losses on derivatives, driven by increasing crude oil prices, and $23.7 million of net unrealized gains on derivatives. The amounts in the previous sentence for the year ended March 31, 2022 include net realized losses of $83.5 million and net unrealized gains of $45.0 million associated with derivative instruments related to our hedge of the CMA Differential Roll.

Crude Oil Transportation and Other Sales. The increase was primarily due to an increase in charter days and day rates within our marine transportation business as demand increased. On March 30, 2023, we sold our marine assets (see Note 17 to our consolidated financial statements included in this Annual Report).

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

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated:

	Year Ended March 31,
	2023	2022	Change
	(in thousands, except per gallon amounts)
Refined products:
Sales-excluding impact of derivatives (1)	$2,554,084	$1,899,898	$654,186
Cost of sales-excluding impact of derivatives	2,512,748	1,876,728	636,020
Derivative loss	1,255	2,907	(1,652)
Product margin	40,081	20,263	19,818

Propane:
Sales (1)	1,161,129	1,325,941	(164,812)
Cost of sales-excluding impact of derivatives	1,103,786	1,313,765	(209,979)
Derivative loss (gain)	11,642	(20,519)	32,161
Product margin	45,701	32,695	13,006

Butane:
Sales (1)	773,633	863,348	(89,715)
Cost of sales-excluding impact of derivatives	776,845	794,180	(17,335)
Derivative (gain) loss	(22,976)	18,690	(41,666)
Product margin	19,764	50,478	(30,714)

Other products:
Sales -excluding impact of derivatives (1)	1,025,733	791,125	234,608
Cost of sales-excluding impact of derivatives	970,176	748,392	221,784
Derivative loss	24,483	15,812	8,671
Product margin	31,074	26,921	4,153

Service:
Sales (1)	14,218	16,200	(1,982)
Cost of sales	1,603	1,404	199
Product margin	12,615	14,796	(2,181)

Expenses:
Operating expenses	51,456	55,907	(4,451)
General and administrative expenses	7,571	7,166	405
Depreciation and amortization expense	13,301	18,714	(5,413)
Loss on disposal or impairment of assets, net	10,283	71,807	(61,524)
Total expenses	82,611	153,594	(70,983)
Segment operating income (loss)	$66,624	$(8,441)	$75,065

	Year Ended March 31,
	2023	2022	Change
	(in thousands, except per gallon amounts)

Natural gas liquids and refined products storage capacity - owned and leased (gallons) (2)	160,329	156,219	4,110

Refined products sold (gallons)	769,151	776,797	(7,646)
Refined products sold ($/gallon)	$3.321	$2.446	$0.875
Cost per refined products sold ($/gallon) (3)	$3.267	$2.416	$0.851
Refined products product margin ($/gallon) (3)	$0.054	$0.030	$0.024
Refined products inventory (gallons) (2)	1,003	1,090	(87)

Propane sold (gallons)	1,018,937	1,034,706	(15,769)
Propane sold ($/gallon)	$1.140	$1.281	$(0.141)
Cost per propane sold ($/gallon) (3)	$1.083	$1.270	$(0.187)
Propane product margin ($/gallon) (3)	$0.057	$0.011	$0.046
Propane inventory (gallons) (2)	48,379	37,719	10,660

Butane sold (gallons)	539,658	588,032	(48,374)
Butane sold ($/gallon)	$1.434	$1.468	$(0.034)
Cost per butane sold ($/gallon) (3)	$1.440	$1.351	$0.089
Butane product (loss) margin ($/gallon) (3)	$(0.006)	$0.117	$(0.123)
Butane inventory (gallons) (2)	17,409	19,825	(2,416)

Other products sold (gallons)	391,723	376,906	14,817
Other products sold ($/gallon)	$2.619	$2.099	$0.520
Cost per other products sold ($/gallon) (3)	$2.477	$1.986	$0.491
Other products product margin ($/gallon) (3)	$0.142	$0.113	$0.029
Other products inventory (gallons) (2)	12,893	18,614	(5,721)

(1)    Revenue includes $1.3 million of intersegment sales during the year ended March 31, 2022 that is eliminated in our consolidated statement of operations.
(2)    Information is presented as of March 31, 2023 and March 31, 2022, respectively.
(3)    Cost and product margin (loss) per gallon excludes the impact of derivatives.

Refined Products Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in sales and cost of sales, excluding the impact of derivatives, were due to an increase in refined products prices. This was partially offset by a decrease in volumes primarily related to tighter supply in certain markets.

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

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were due primarily to lower propane prices and a decline in volumes. Propane prices have declined along with the decline in global energy prices as a result of the increase in interest rates to curb inflation and the overall concerns in the economy about a potential recession, as well as due to an increase in the days of domestic supply available, combined with lower demand due to the warmer heating season. Sales volumes decreased due to the decommissioning of a critical underground storage facility in the Midwest in April 2022, which were offset by an increase in sales volumes in the state of Michigan due to the completion of the Ambassador Pipeline.

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

Propane Derivative Loss (Gain). Our cost of propane sales included $6.9 million of net unrealized losses on derivatives and $4.7 million of net realized losses on derivatives during the year ended March 31, 2023. During the year ended March 31, 2022, our cost of propane sales included $2.0 million of net unrealized gains on derivatives and $18.5 million of net realized gains on derivatives.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were due to lower volumes due to weaker spot demand for the product, especially exports, and lower prices. The softening of export economics continued throughout the year, which led to lower domestic prices as less product was being moved abroad.

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

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in sales and cost of sales, excluding the impact of derivatives, were due to an increased supply of biodiesel to sell during the current year compared to the prior year period due to favorable supply contracts entered into in the prior year. The increase was also related to the increase in asphalt revenues due to increased supply.

Other products sales product margins, excluding the impact of derivatives, during the year ended March 31, 2023 increased due to an increase in biodiesel and biodiesel renewable identification number market prices, as well as securing favorable biodiesel supply contracts in the Midwest and transporting the product for sale in more favorable markets.

Other Products Derivative Loss. Our derivatives of other products included $24.6 million of net realized losses on derivatives and $0.1 million of unrealized gains on derivatives during the year ended March 31, 2023. Our derivatives of other products during the year ended March 31, 2022 included $15.8 million of net realized losses on derivatives and there was no unrealized gains or losses on derivatives.

Service Sales and Cost of Sales. The sales include storage, terminaling and transportation services income. The decrease during the year ended March 31, 2023 was due to the disposition of Sawtooth Caverns, LLC (“Sawtooth”) in June 2021 as well as less throughput in certain of our propane and butane terminals. Cost of sales increased due to higher chemical costs at our natural gas liquids terminals.

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

Interest Expense

The following table summarizes the components of our consolidated interest expense for the periods indicated:

	Year Ended March 31,
	2023	2022	Change
	(in thousands)
Senior secured notes	$153,750	$153,750	$—
Senior unsecured notes	76,288	87,766	(11,478)
ABL Facility	17,111	10,077	7,034
Other indebtedness	11,559	3,087	8,472
Total debt interest expense	258,708	254,680	4,028
Amortization of debt issuance costs	16,737	16,960	(223)
Total interest expense	$275,445	$271,640	$3,805

The debt interest expense increased $4.0 million during the year ended March 31, 2023 due primarily to a settlement of a claim for the failure to pay interest on royalty payments, as discussed further in Note 8 to our consolidated financial statements included in this Annual Report and an increase in the ABL Facility interest rates in the current year. The increases in the current year were offset by lower interest expense resulting from repurchases of a portion of our Senior Unsecured Notes.

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

Other Income, Net

Other income, net was $28.7 million during the year ended March 31, 2023, compared to other income, net of $2.3 million during the year ended March 31, 2022. The increase in other income, net of $26.4 million during the year ended March 31, 2023 was due primarily to the settlement of a dispute associated with commercial activities not occurring in the current reporting periods (see Note 17 to our consolidated financial statements included in this Annual Report for a further discussion).

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

We define EBITDA as net income (loss) attributable to NGL Energy Partners LP, plus interest expense, income tax expense (benefit), and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA excluding net unrealized gains and losses on derivatives, lower of cost or net realizable value adjustments, gains and losses on disposal or impairment of assets, gains and losses on early extinguishment of liabilities, equity-based compensation expense, revaluation of liabilities and other. We also include in Adjusted EBITDA certain inventory valuation adjustments related to certain refined products businesses within our Liquids Logistics segment as discussed below. EBITDA and Adjusted EBITDA should not be considered as alternatives to net (loss) income, (loss) income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with GAAP, as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information to investors for evaluating our ability to make quarterly distributions to our unitholders and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information to investors for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Further, EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA, Adjusted EBITDA, or similarly titled measures used by other entities.

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

The following table reconciles net (loss) income to EBITDA and Adjusted EBITDA for the periods indicated:

	Year Ended March 31,
	2024	2023	2022
	(in thousands)
Net (loss) income	$(143,124)	$52,492	$(184,101)
Less: Net income attributable to noncontrolling interests	(631)	(1,106)	(655)
Net (loss) income attributable to NGL Energy Partners LP	(143,755)	51,386	(184,756)
Interest expense	270,004	275,505	271,689
Income tax expense	2,405	271	971
Depreciation and amortization	266,287	273,544	287,943
EBITDA	394,941	600,706	375,847
Net unrealized losses (gains) on derivatives	63,762	(50,438)	(14,977)
CMA Differential Roll net losses (gains) (1)	(71,285)	3,547	67,738
Inventory valuation adjustment (2)	(3,419)	(7,795)	8,409
Lower of cost or net realizable value adjustments	1,337	(11,534)	10,862
Loss on disposal or impairment of assets, net	115,555	86,872	94,059
Loss (gain) on early extinguishment of liabilities, net	55,281	(6,177)	(1,851)
Equity-based compensation expense	1,098	2,718	(1,052)
Revaluation of liabilities (3)	2,680	9,665	(6,495)
Other (4)	50,131	5,111	9,976
Adjusted EBITDA	$610,081	$632,675	$542,516

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
(3)    Amounts represent the non-cash valuation adjustment of contingent consideration liabilities, offset by the cash payments, related to royalty agreements acquired as part of acquisitions in our Water Solutions segment.
(4)    Amounts represent accretion expense for asset retirement obligations, unrealized gains/losses on marketable securities and expenses incurred related to legal and advisory costs associated with acquisitions and dispositions, including the accrued judgment related to the LCT legal matter, excluding interest (see Note 8 to our consolidated financial statements included in this Annual Report), and the write-off of the legal costs related to the LCT legal matter that were originally allocated to the GP (see Note 12 to our consolidated financial statements included in this Annual Report). Also, the amount for the year ended March 31, 2023 includes the write off of an asset acquired in a prior period acquisition and the amounts for the years ended March 31, 2023 and 2022 include non-cash operating expenses related to our Grand Mesa Pipeline.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts reported in our consolidated statements of operations and consolidated statements of cash flows for the periods indicated:

	Year Ended March 31,
	2024	2023	2022
	(in thousands)
Depreciation and amortization per EBITDA table	$266,287	$273,544	$287,943
Intangible asset amortization recorded to cost of sales	(260)	(274)	(281)
Depreciation and amortization attributable to unconsolidated entities	(686)	(783)	(768)
Depreciation and amortization attributable to noncontrolling interests	1,182	1,134	1,826
Depreciation and amortization per consolidated statements of operations	$266,523	$273,621	$288,720

Depreciation and amortization per EBITDA table	$266,287	$273,544	$287,943
Amortization of debt issuance costs recorded to interest expense	15,701	16,737	16,960
Amortization of royalty expense recorded to operating expense	247	247	247
Depreciation and amortization attributable to unconsolidated entities	(686)	(783)	(768)
Depreciation and amortization attributable to noncontrolling interests	1,182	1,134	1,826
Depreciation and amortization per consolidated statements of cash flows	$282,731	$290,879	$306,208

The following table reconciles interest expense per the EBITDA table above to interest expense reported in our consolidated statements of operations for the periods indicated:

	Year Ended March 31,
	2024	2023	2022
	(in thousands)
Interest expense per EBITDA table	$270,004	$275,505	$271,689
Interest expense attributable to unconsolidated entities	(81)	(60)	(65)
Interest expense attributable to noncontrolling interests	—	—	16
Interest expense per consolidated statements of operations	$269,923	$275,445	$271,640

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated.

	Year Ended March 31, 2024
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$231,256	$52,074	$2,481	$(108,239)	$177,572
Depreciation and amortization	214,480	36,922	10,372	4,749	266,523
Amortization recorded to cost of sales	—	—	260	—	260
Net unrealized losses (gains) on derivatives	385	65,786	(1,230)	(1,179)	63,762
CMA Differential Roll net losses (gains)	—	(71,285)	—	—	(71,285)
Inventory valuation adjustment	—	—	(3,419)	—	(3,419)
Lower of cost or net realizable value adjustments	—	—	1,337	—	1,337
Loss (gain) on disposal or impairment of assets, net	53,639	3,094	59,923	(720)	115,936
Equity-based compensation expense	—	—	—	1,098	1,098
Other income, net	1,110	105	12	1,566	2,793
Adjusted EBITDA attributable to unconsolidated entities	4,393	—	(12)	124	4,505
Adjusted EBITDA attributable to noncontrolling interest	(1,821)	—	—	—	(1,821)
Revaluation of liabilities	2,680	—	—	—	2,680
Other	2,186	191	230	47,533	50,140
Adjusted EBITDA	$508,308	$86,887	$69,954	$(55,068)	$610,081

	Year Ended March 31, 2023
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$198,924	$81,524	$66,624	$(57,909)	$289,163
Depreciation and amortization	207,081	46,577	13,301	6,662	273,621
Amortization recorded to cost of sales	—	—	274	—	274
Net unrealized (gains) losses on derivatives	(4,464)	(50,104)	2,951	1,179	(50,438)
CMA Differential Roll net losses (gains)	—	3,547	—	—	3,547
Inventory valuation adjustment	—	—	(7,795)	—	(7,795)
Lower of cost or net realizable value adjustments	—	(2,247)	(9,287)	—	(11,534)
Loss (gain) on disposal or impairment of assets, net	46,431	31,086	10,283	(912)	86,888
Equity-based compensation expense	—	—	—	2,718	2,718
Other income (expense), net	70	330	(1,665)	30,013	28,748
Adjusted EBITDA attributable to unconsolidated entities	4,759	—	27	176	4,962
Adjusted EBITDA attributable to noncontrolling interest	(2,269)	—	—	—	(2,269)
Revaluation of liabilities	9,665	—	—	—	9,665
Other	2,894	203	1,933	95	5,125
Adjusted EBITDA	$463,091	$110,916	$76,646	$(17,978)	$632,675

	Year Ended March 31, 2022
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$94,851	$45,033	$(8,441)	$(48,400)	$83,043
Depreciation and amortization	214,558	48,489	18,714	6,959	288,720
Amortization recorded to cost of sales	—	—	281	—	281
Net unrealized losses (gains) on derivatives	11,652	(23,664)	(2,965)	—	(14,977)
CMA Differential Roll net losses (gains)	—	67,738	—	—	67,738
Inventory valuation adjustment	—	—	8,409	—	8,409
Lower of cost or net realizable value adjustments	—	2,235	8,627	—	10,862
Loss (gain) on disposal or impairment of assets, net	25,598	(3,101)	71,807	(50)	94,254
Equity-based compensation expense	—	—	—	(1,052)	(1,052)
Other income, net	718	353	711	472	2,254
Adjusted EBITDA attributable to unconsolidated entities	2,363	—	14	(145)	2,232
Adjusted EBITDA attributable to noncontrolling interest	(2,212)	—	(528)	—	(2,740)
Revaluation of liabilities	(6,495)	—	—	—	(6,495)
Other	925	9,064	(65)	63	9,987
Adjusted EBITDA	$341,958	$146,147	$96,564	$(42,153)	$542,516

Liquidity, Sources of Capital and Capital Resource Activities

General

Our principal sources of liquidity and capital resource requirements are cash flows from our operations, borrowings under the ABL Facility, issuing long-term notes, common and/or preferred units, loans from financial institutions, asset securitizations or asset sales. We expect our primary cash outflows to be related to capital expenditures, interest and repayment of debt maturities and distributions.

On February 2, 2024, we closed a debt refinancing transaction of $2.9 billion. The refinancing consisted of a private offering of $2.2 billion of senior secured notes, which includes $900.0 million of 8.125% senior secured notes due 2029 (“2029 Senior Secured Notes”) and $1.3 billion of 8.375% senior secured notes due 2032 (“2032 Senior Secured Notes”). We also entered into a new seven-year $700.0 million Term Loan B. The net proceeds from these transactions were used to (i) to fund the redemption, and related discharge of the indentures governing our existing 2025 Notes, 2026 Notes and 2026 Senior Secured Notes, including any applicable premiums and accrued and unpaid interest (as discussed further below), (ii) to pay fees and expenses in connection therewith, (iii) to repay borrowings under the ABL Facility and (iv) to the extent of any remaining net proceeds, for general corporate purposes.

We believe that our anticipated cash flows from operations and the borrowing capacity under the ABL Facility will be sufficient to meet our liquidity needs. Our borrowing needs vary during the year due in part to the seasonal nature of certain businesses within our Liquids Logistics segment. Our greatest working capital borrowing needs generally occur during the period of June through December, when we are building our natural gas liquids inventories in anticipation of the butane blending and heating seasons. Our working capital borrowing needs generally decline during the period of January through March, when the cash inflows from our Liquids Logistics segment are the greatest. In addition, our working capital borrowing needs vary with changes in commodity prices. A significant increase in commodity prices could drive up our working capital demands and limit our ability to continue to delever our balance sheet and restrict our financial flexibility. To protect our liquidity and leverage, we have in the past and may in the future enter into economic hedges that mitigate this exposure when we are building inventory. There were no open hedge positions as of March 31, 2024.

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

On February 2, 2024, we amended the ABL Facility to, among other things, (i) extend the maturity to the earliest of (a) February 2, 2029 and (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, subject to certain exceptions, (ii) provide for a sub-limit of $200.0 million for letters of credit and a $200.0 million incremental facility, subject to the receipt of commitments from lenders and customary borrowing conditions, (iii) modify the applicable margin for loans under the ABL Facility based on a secured overnight financing rate (“SOFR”) or the alternative base rate to provide for a 0.25% decrease based on our consolidated net leverage ratio, and (iv) provide for a mandatory prepayment under the ABL Facility while any loans are outstanding under the ABL Facility if aggregate “excess cash” (as defined in the ABL Facility) exceeds $50.0 million, subject to certain exceptions.

The commitments under the ABL Facility are $600.0 million. At March 31, 2024, there were no borrowings under the ABL Facility and we had letters of credit outstanding of approximately $99.5 million.

For additional information related to the ABL Facility and the amendment, see Note 7 to our consolidated financial statements included in this Annual Report.

As of March 31, 2024, our current assets exceeded our current liabilities by approximately $201.6 million.

Long-Term Financing

We expect to fund our long-term financing requirements by issuing long-term notes, common units and/or preferred units, loans from financial institutions, asset securitizations or asset sales.

New Senior Secured Notes

On February 2, 2024, we closed on our private offering of $900.0 million of 2029 Senior Secured Notes that mature on February 15, 2029 and $1.3 billion of 2032 Senior Secured Notes that mature on February 15, 2032. Interest on the new senior secured notes will be paid quarterly on February 15, May 15, August 15 and November 15 of each year, beginning on May 15, 2024.

Term Loan B

On February 2, 2024,we entered into a new seven-year $700.0 million Term Loan B. The Term Loan B will mature on February 2, 2031 and will amortize in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount beginning with the fiscal quarter ending June 30, 2024, with the balance payable on maturity.

2026 Senior Secured Notes

On January 19, 2024, we delivered notice to the holders of our 2026 Senior Secured Notes that we intend to redeem all of the existing 2026 Senior Secured Notes at 101.875% of the principal amount, together with accrued and unpaid interest. On February 6, 2024, we redeemed all of the outstanding 2026 Senior Secured Notes for total consideration of $2.1 billion, which included the payment of accrued interest and unpaid interest of $2.1 million and a call premium of $38.4 million.

Senior Unsecured Notes

On January 19, 2024, we delivered notice to the holders of the 2025 Notes and the 2026 Notes that we intend to redeem all of the outstanding notes for each series at 100% of the principal amount, together with accrued and unpaid interest. On February 20, 2024, we redeemed all of the outstanding 2025 Notes for total consideration of $288.8 million, which included the payment of accrued and unpaid interest of $8.1 million. On February 2, 2024, we deposited $331.9 million with the trustee for the redemption of the 2026 Notes, which included the payment of accrued and unpaid interest of $12.0 million. As we met the requirements of discharge under an indenture dated February 4, 2021, we no longer have this liability as of March 31, 2024.

For additional information related to our long-term debt, see Note 7 to our consolidated financial statements included in this Annual Report.

Capital Expenditures, Acquisitions and Other Investments

The following table summarizes expansion, maintenance and other non-cash capital expenditures (which excludes additions for tank bottoms and linefill and has been prepared on the accrual basis), acquisitions and other investments for the periods indicated.

	Capital Expenditures				Other
Year Ended March 31,	Expansion	Maintenance	Other (1)	Acquisitions (2)	Investments (3)
	(in thousands)
2024	$99,533	$54,854	$15,680	$—	$258
2023	$79,091	$61,649	$—	$—	$88
2022	$75,554	$59,468	$—	$—	$350

(1)    Amount for the year ended March 31, 2024 includes $9.2 million of equipment and other assets received in connection with contracts with customers and $6.4 million for a transaction classified as an acquisition of assets. See Note 17 to our consolidated financial statements included in this Annual Report for information regarding the acquisition of assets.
(2)    There were no acquisitions during the years ended March 31, 2024, 2023 or 2022.
(3)    Amounts relate to contributions made to unconsolidated entities.

Capital expenditures for the year ending March 31, 2025 are expected to be approximately $210 million.

Distributions Declared

The board of directors of our GP decided to temporarily suspend all distributions in order to deleverage our balance sheet until we meet the 4.75 to 1.00 total leverage ratio set forth within the indenture for the 2026 Senior Secured Notes. As a result, quarterly common unit distributions were suspended beginning with the quarter ended December 31, 2020 and preferred unit distributions were suspended beginning with the quarter ended March 31, 2021.

On February 6, 2024, the board of directors of our GP declared a cash distribution of 50% of the outstanding distribution arrearages through December 31, 2023 to the holders of the Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”), the Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) and the 9.00% Class D Preferred Units (“Class D Preferred Units”). The

total distribution of $178.3 million was made on February 27, 2024 to the holders of record at the close of trading on February 16, 2024.

On April 4, 2024, the board of directors of our GP declared a cash distribution of 55.4% of the outstanding distribution arrearages through the quarter ended March 31, 2024 to the holders of the Class B Preferred Units, the Class C Preferred Units and the Class D Preferred Units. The total distribution of $120.0 million was made on April 18, 2024 to the holders of record at the close of trading on April 12, 2024.

On April 9, 2024, the board of directors of our GP declared a cash distribution to fully pay the remaining distribution arrearages and interest to the holders of the Class B Preferred Units, the Class C Preferred Units and the Class D Preferred Units. The total distribution of $98.1 million was made on April 25, 2024 to the holders of record at the close of trading on April 19, 2024.

As of April 25, 2024, all preferred unit distributions in arrears have been paid.

The board of directors of our GP expects to evaluate the reinstatement of the common unit distributions in due course, taking into account a number of important factors, including our leverage, liquidity, the sustainability of cash flows, upcoming debt maturities, capital expenditures and the overall performance of our businesses.

See further discussion of our cash distribution policy in Part II, Item 5–“Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities” included in this Annual Report. For further discussion of the distributions, see Note 9 to our consolidated financial statements included in this Annual Report.

Contractual Obligations

Our contractual obligations primarily consist of purchase commitments, outstanding debt principal and interest obligations, operating lease obligations, pipeline commitments, asset retirement obligations and other commitments.

Purchase Commitments

Our fixed-price and index-price commodity purchase commitments result from contracts we have entered into for which we expect the parties to physically settle and deliver the inventory in future periods. As of March 31, 2024, our purchase commitments totaled $5.5 billion, with $4.7 billion due within one year. See Note 8 to our consolidated financial statements included in this Annual Report for information regarding our commodity purchase commitments and timing of our expected purchase commitments payments.

Debt Principal and Interest Obligations

As of March 31, 2024, our aggregate principal amount of outstanding debt was $2.9 billion, with $7.0 million due within one year. Our interest obligation on the debt was $1.7 billion, with $258.1 million due within one year, based on our outstanding balances and interest rates as of March 31, 2024. See Note 7 to our consolidated financial statements included in this Annual Report for information regarding our outstanding debt principal and interest obligations and timing of our expected debt principal and interest payments.

Operating Lease Obligations

As of March 31, 2024, our undiscounted operating lease obligation was $131.2 million, with $38.4 million due within one year. See Note 15 to our consolidated financial statements included in this Annual Report for information regarding our lease obligations and timing of our expected lease payments.

Pipeline Commitments

Our pipeline commitment is a noncancelable agreement with a crude oil pipeline operator, which guarantee us minimum monthly shipping capacity on the pipeline. As of March 31, 2024, our future minimum throughput payments were $30.4 million, which is due within one year. See Note 8 to our consolidated financial statements included in this Annual Report for information regarding our pipeline commitment and timing of our expected pipeline commitment payments.

Asset Retirement Obligations

We have contractual and regulatory obligations at certain facilities for which we have to perform remediation, dismantlement or removal activities when the assets are retired. As of March 31, 2024, our asset retirement obligations were $56.6 million, of which we expect to settle $1.2 million during fiscal year 2025. See Note 8 to our consolidated financial statements included in this Annual Report for information regarding our asset retirement obligations and timing of our expected asset retirement obligations payments.

Other Commitments

We have noncancelable agreements for product storage, railcar spurs, capital projects and real estate. As of March 31, 2024, our commitment obligations were $55.7 million, with $34.8 million due within one year. See Note 8 to our consolidated financial statements included in this Annual Report for information regarding our other commitments and timing of our expected commitment payments.

LCT Legal Judgment

On May 28, 2024, the Supreme Court of Delaware affirmed the jury verdict and remanded the case back to the trial court to re-calculate the amount of the pre- and post-judgment interest accrual. As of March 31, 2024, we accrued $62.1 million related to this matter, of which approximately $26.1 million represents interest accrued through March 31, 2024 and $0.1 million of costs awarded to the plaintiff. Interest will continue to accrue until the amount of the judgment is paid. We expect to pay the amount of the judgment, costs and interest related to this matter by June 30, 2024. See Note 8 to our consolidated financial statements included in this Annual Report for further information regarding this matter.

Cash Flows

The following table summarizes the sources (uses) of our cash flows for the periods indicated:

	Year Ended March 31,
Cash Flows Provided by (Used in):	2024	2023	2022
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$324,993	$447,024	$342,362
Changes in operating assets and liabilities	51,171	(1,838)	(136,516)
Operating activities	$376,164	$445,186	$205,846
Investing activities	$(83,761)	$64,188	$(212,408)
Financing activities	$(258,925)	$(507,765)	$5,555

Operating Activities. The decrease in net cash provided by operating activities during the year ended March 31, 2024 was due primarily to fluctuations in working capital, particularly accounts receivable and accounts payable, due to lower crude oil volumes and prices, and inventory due to decreased sales and purchases of natural gas liquids, and decreased earnings from operations. The increase in net cash provided by operating activities during the year ended March 31, 2023 was due primarily to fluctuations in working capital, particularly accounts receivable, inventory and accounts payable, during the year ended March 31, 2023 and increased earnings from operations.

Investing Activities. Net cash used in investing activities was $83.8 million during the year ended March 31, 2024, compared to net cash provided by investing activities of $64.2 million during the year ended March 31, 2023. The increase in net cash used in investing activities was due primarily to:

•an $88.4 million decrease in proceeds received due to higher proceeds received from the sale of certain assets and businesses primarily related to the sale of our marine assets and certain saltwater disposal assets in March 2023 compared to lower proceeds received from the sale of certain saltwater disposal assets and the sale of three natural gas liquids terminals during the year ended March 31, 2024 (see Note 17 to our consolidated financial statements included in this Annual Report);
•a $55.5 million increase in payments to settle derivatives; and

•an increase in capital expenditures from $147.8 million (includes payment of amounts accrued as of March 31, 2022) during the year ended March 31, 2023 to $152.3 million (includes payment of amounts accrued as of March 31, 2023) during the year ended March 31, 2024 due primarily to the timing of the expenditures in our Water Solutions segment.

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

Financing Activities. Net cash used in financing activities was $258.9 million during the year ended March 31, 2024, compared to net cash used in financing activities of $507.8 million during the year ended March 31, 2023. The decrease in net cash used in financing activities was due primarily to:

•$2.9 billion in proceeds from the issuance of the 2029 Senior Secured Notes, 2032 Senior Secured Notes and Term Loan B during the year ended March 31, 2024; and
•payments on other long-term debt of $43.3 million on the outstanding balance on our equipment loan and a prepayment premium as we sold our marine assets in March 2023 (see Note 17 to our consolidated financial statements included in this Annual Report).

These decreases in net cash used in financing activities were partially offset by:

•an increase of $2.3 billion paid in cash to repurchase a portion of our 2025 Notes and redeem the remaining outstanding 2025 Notes, 2026 Notes and 2026 Senior Secured Notes during the year ended March 31, 2024;
•an increase of $177.9 million in distributions paid to our preferred unitholders and noncontrolling interest owners during the year ended March 31, 2024 due primarily to distributions to the holders of the Class B Preferred Units, the Class C Preferred Units and the Class D Preferred Units during the year ended March 31, 2024;
•a decrease of $160.0 million in borrowings on the ABL Facility (net of repayments) during the year ended March 31, 2024; and
•an increase of $49.9 million in debt issuance costs for the 2029 Senior Secured Notes, 2032 Senior Secured Notes, Term Loan B and ABL Facility during the year ended March 31, 2024.

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
•a decrease of $90.0 million in borrowings on the ABL Facility (net of repayments) during the year ended March 31, 2023; and
•payments on other long-term debt of $43.3 million on the outstanding balance on our equipment loan and a prepayment premium as we sold our marine assets in March 2023 (see Note 17 to our consolidated financial statements included in this Annual Report).

These increases in net cash used in financing activities were partially offset by:

•a decrease of $9.6 million in debt issuance costs for the ABL Facility during the year ended March 31, 2023; and
•a decrease of $5.0 million in payments on other long-term debt as the Sawtooth credit agreement was paid off and terminated prior to us selling our ownership interest in Sawtooth in June 2021.

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

Impairment of Goodwill

The goodwill relating to each of our reporting units is tested for impairment annually as well as when an event or change in circumstances indicates an impairment may have occurred. For each reporting unit, we perform a qualitative assessment of relevant events and circumstances about the likelihood of goodwill impairment. If it is deemed more likely than not that the fair value of the reporting unit is less than its carrying value, we calculate the fair value of the reporting unit. Otherwise, further testing is not required. The qualitative assessment is based on reviewing several factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other entity specific events (for example, changes in management) or other events such as selling or disposing of a reporting unit. The determination of a reporting unit’s fair value is predicated on our assumptions regarding the future economic prospects of the reporting unit. Such assumptions include (i) discrete financial forecasts for the assets contained within the reporting unit, which rely on management’s estimates of operating margins, (ii) long-term growth rates for cash flows beyond the discrete forecast period, (iii) appropriate discount rates and (iv) estimates of the cash flow multiples to apply in estimating the market value of our reporting units. An estimate of the sensitivity to changes in underlying assumptions of a fair value calculation is not practicable, given the numerous assumptions that can materially affect our estimates. If the fair value of the reporting unit (including its inherent goodwill) is less than its carrying value, an impairment loss is recognized to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value, limited to the total amount of goodwill for the reporting unit. If future results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations. During the year ended March 31, 2024, we recorded a goodwill impairment of $69.2 million. We did not record a goodwill impairment during the years ended March 31, 2023 and 2022. See Note 5 to our consolidated financial statements included in this Annual Report for a further discussion of our goodwill impairment assessment.

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

Depreciation and Amortization Methods and Estimated Useful Lives of Property, Plant and Equipment and Intangible Assets

Depreciation and amortization expense is the systematic write-off of the cost of our property, plant and equipment (net of residual or salvage value, if any) and the cost of our amortizable intangible assets to the results of operations for the quarterly and annual periods during which the assets are used. We depreciate our property, plant and equipment and amortize the majority of our intangible assets using the straight-line method, which results in our recording depreciation and amortization expense evenly over the estimated life of the individual asset. The estimate of depreciation and amortization expense requires us to make assumptions regarding the estimated useful lives and residual values of our assets. When we acquire and place our property, plant and equipment in service or acquire intangible assets, we develop assumptions about the estimated useful lives and residual values of such assets that we believe to be reasonable; however, circumstances may develop that could require us to change these assumptions in future periods, which would change our depreciation and amortization expense prospectively and have a material impact on our results of operations. Examples of such circumstances include changes in laws and regulations that limit the estimated economic life of an asset, changes in technology that render an asset obsolete, changes in expected salvage values or changes in customer attrition rates. See Note 2, Note 4 and Note 6 to our consolidated financial statements included in this Annual Report for a further discussion.

Derivative Financial Instruments

We record all derivative financial instrument contracts at fair value in our consolidated balance sheets except for normal purchase and normal sale transactions that are expected to result in physical delivery. All changes in the fair value of our physical contracts that do not qualify as normal purchases and normal sales and settlements (whether cash transactions or non-cash mark-to-market adjustments) are reported either within revenue (for sales contracts) or cost of sales (for purchase contracts) in our consolidated statements of operations, regardless of whether the contract is physically or financially settled, and within cash flows from operations in our consolidated statements of cash flows. The change in the fair value of our interest rate swap is recorded as a net gain or loss within interest expense in our consolidated statement of operations and within cash flows from operations in our consolidated statements of cash flows. We determine the fair value of our exchange traded derivative financial instruments utilizing publicly available prices, and for non-exchange traded derivative financial instruments, we utilize pricing models for similar instruments including publicly available prices and forward curves generated from a compilation of data gathered from third parties. Actual amounts could vary materially from estimated fair values due to changes in market prices. In addition, changes in the methods or assumptions used to determine the fair value of our derivative financial instruments could have a material effect on our consolidated financial statements. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk–Commodity Price Risk” for the impact of a 10% increase in the underlying commodity value, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk–Interest Rate Risk” for the impact of a 10% increase in the underlying interest rate swap value and Note 2 and Note 10 to our consolidated financial statements included in this Annual Report for a further discussion of our derivative financial instruments.

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

Asset Retirement Obligations

We have contractual and regulatory obligations at certain facilities for which we have to perform remediation, dismantlement or removal activities when the assets are retired. Our largest asset retirement obligations involve the abandonment or removal of pipelines and saltwater and freshwater disposal wells. We are required to recognize the fair value of a liability for an asset retirement obligation if a reasonable estimate of fair value can be made. In order to determine the fair value of such a liability, we must make certain estimates and assumptions including, among other things, projected cash flows, the estimated timing of retirement, a credit-adjusted risk-free interest rate, and an assessment of market conditions, which could significantly impact the estimated fair value of the asset retirement obligation. Most of these asset retirement obligations are many years, or decades, in the future and the contracts and regulations often have vague descriptions of what removal practices and criteria must be met when the removal event actually occurs. These estimates and assumptions are very subjective and can vary over time. Our consolidated balance sheet at March 31, 2024 includes a liability of $56.6 million related to asset retirement obligations, which is reported within other noncurrent liabilities.

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

Acquisitions

Fair values of assets acquired and liabilities assumed are based upon available information and may involve engaging an independent third party to perform an appraisal. Estimating fair values can be complex and subject to significant business judgment. We must also identify and include in the allocation all acquired tangible and intangible assets that meet certain criteria, including assets that were not previously recorded by the acquired entity. The estimates most commonly involve property, plant and equipment and intangible assets, including those with indefinite lives. The estimates also include the fair value of contracts including commodity purchase and sale agreements, storage contracts, and transportation contracts. The judgments made in the determination of the estimated fair value assigned to the assets acquired, the liabilities assumed and any noncontrolling interest in the investee, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after the acquisition, such as through depreciation and amortization expense. While we believe we have made reasonable assumptions to calculate the fair value, if future results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations. For a business combination, the excess of the purchase price over the net fair value of acquired assets and assumed liabilities is recorded as goodwill, which is not amortized but instead is evaluated for impairment at least annually. Pursuant to GAAP, an entity is allowed a reasonable period of time (not to exceed one year) to obtain the information necessary to identify and measure the fair value of the assets acquired and liabilities assumed in a business combination.

Inventories

Our inventories consist of crude oil, natural gas liquids, diesel and biodiesel. Our inventories are valued at the lower of cost or net realizable value, with cost determined using either the weighted-average cost or the first in, first out (FIFO) methods, including the cost of transportation and storage, and with net realizable value defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. In performing this analysis, we consider fixed-price forward commitments. At the end of each fiscal year, we also perform a “lower of cost or net realizable value” analysis; if the cost basis of the inventories would not be recoverable based on the net realizable value at the end of the year, we reduce the book value of the inventories to the recoverable amount. When performing this analysis during interim periods within a fiscal year, accounting standards do not require us to record a lower of cost or net realizable value write-down if we expect the net realizable value to recover by our fiscal year end. The net realizable values of these commodities change on a daily basis as supply and demand conditions change. We are unable to control changes in the net realizable value of these commodities and are unable to determine whether write-downs will be required in future periods.

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

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the prime rate or SOFR. At March 31, 2024, there were no borrowings under the ABL Facility.

The Term Loan B is variable-rate debt with interest rates that are generally indexed to the SOFR. At March 31, 2024, there was $700.0 million of outstanding borrowings under the Term Loan B at a weighted average interest rate of 5.33% plus a margin of 4.50%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $0.9 million, based on borrowings outstanding at March 31, 2024.

In March 2024, we entered into a $200.0 million interest rate swap to reduce the variability of cash outflows associated with our floating-rate, SOFR-based borrowings, including borrowings on the Term Loan B. An increase of 10% in the value of the underlying interest rate swap would result in a net change in the fair value of our interest rate swap of $0.1 million at March 31, 2024.

The current distribution rate for the Class B Preferred Units is a floating rate of the three-month London Interbank Offered Rate (“LIBOR”) interest rate (5.3314% for the quarter ended March 31, 2024) plus a spread of 7.213%. A change in interest rates of 0.125% would result in an increase or decrease of our Class B Preferred Unit distribution of $0.1 million, based on the Class B Preferred Units outstanding at March 31, 2024. Effective July 3, 2023, the reference to LIBOR in the formulation for the distribution rate in these securities was replaced with three-month CME Term SOFR, as calculated and published by CME Group Benchmark Administration, Ltd., plus a tenor spread adjustment of 0.26161% in accordance with the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), and the rules implementing the LIBOR Act.

On April 15, 2024, the distributions for the Class C Preferred Units will accumulate at a percentage of the $25.00 liquidation preference equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in accordance with our amended and restated limited partnership agreement (“Partnership Agreement”)) plus a spread of 7.384%. On or after July 1, 2024, the holders of our Class D Preferred Units can elect, from time to time, for the distributions to be calculated based on a floating rate equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in accordance with our Partnership Agreement) plus a spread of 7.00% (“Class D Variable Rate”, as defined in our Partnership Agreement). Each Class D Variable Rate election shall be effective for at least four quarters following such election.

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

Although we use financial derivative instruments to reduce the market price risk associated with forecasted transactions, we do not account for financial derivative transactions as hedges. All changes in the fair value of our physical contracts that do not qualify as normal purchases and normal sales and settlements (whether cash transactions or non-cash mark-to-market adjustments) are reported either within revenue (for sales contracts) or cost of sales (for purchase contracts) in our consolidated statements of operations, regardless of whether the contract is physically or financially settled, and within cash flows from operations in our consolidated statements of cash flows. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Estimates” for a discussion of how we determine the fair value of our financial derivative instruments.

The following table summarizes the hypothetical impact on the March 31, 2024 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase (Decrease) To Fair Value
Crude oil (Water Solutions segment)	$(1,504)
Crude oil (Crude Oil Logistics segment)	$(152)
Propane (Liquids Logistics segment)	$(1,432)
Butane (Liquids Logistics segment)	$(6,186)
Refined Products (Liquids Logistics segment)	$(2,867)
Other Products (Liquids Logistics segment)	$(912)
Canadian dollars (Liquids Logistics segment)	$124

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

At March 31, 2024, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

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

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our GP, of the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2024. Based on this evaluation, the principal executive officer and principal financial officer of our GP have concluded that as of March 31, 2024, such disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The management of our Delaware limited partnership (“Partnership”) and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15(f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO framework.

Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2024.

Our internal control over financial reporting as of March 31, 2024 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which appears below in this section of the Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of NGL Energy Holdings LLC and
Unitholders of NGL Energy Partners LP

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of NGL Energy Partners LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of March 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended March 31, 2024, and our report dated June 6, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
June 6, 2024

Item 9B.    Other Information

During the three months ended March 31, 2024, no director or officer of the Partnership adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Board of Directors of our General Partner

NGL Energy Holdings LLC, our general partner (“GP”), manages our operations and activities on our behalf through its directors and executive officers. Unitholders are not entitled to elect the directors of our GP or directly or indirectly participate in our management or operations. The NGL Energy GP investor group, which includes 43 individuals and entities that own all of the outstanding membership interests in our GP (“NGL Energy GP Investor Group”), appoints all members to the board of directors of our GP.

The board of directors of our GP currently has seven members. The board of directors of our GP has determined that Mr. James M. Collingsworth, Mr. Bryan K. Guderian and Mr. Derek S. Reiners satisfy the New York Stock Exchange (“NYSE”) and Securities and Exchange Commission (“SEC”) independence requirements. The NYSE does not require a listed publicly traded limited partnership like NGL to have a majority of independent directors on the board of directors of its general partner. In addition, we are not required to have a nominating and corporate governance committee.

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

Directors and Named Executive Officers

Directors of our GP are appointed by the NGL Energy GP Investor Group and hold office until their successors have been duly elected and qualified or until the earlier of their death, resignation, removal or disqualification. Named executive officers are appointed by, and serve at the discretion of, the board of directors of our GP. The following table summarizes information regarding the directors of our GP and our named executive officers as of June 4, 2024.

Name	Age	Position with NGL Energy Holdings LLC
H. Michael Krimbill	70	Chief Executive Officer and Director
Bradley P. Cooper	48	Executive Vice President and Chief Financial Officer
Jennifer L. Kingham	52	Executive Vice President and Chief Information Officer
Kurston P. McMurray	52	Executive Vice President and General Counsel and Secretary
Lawrence J. Thuillier	53	Chief Accounting Officer
Shawn W. Coady	62	Director
James M. Collingsworth	69	Director
Bryan K. Guderian	64	Director
John T. Raymond	53	Director
Derek S. Reiners	53	Director
Randall S. Wade	54	Director

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

Bradley P. Cooper. Mr. Cooper has served as our Executive Vice President and Chief Financial Officer since January 13, 2023. Mr. Cooper served as our Senior Vice President, Administration and Risk from June 2021, when he joined NGL, to January 2023. Mr. Cooper spent 10 years with WPX Energy, Inc. (“WPX”) where he was Vice President of Finance and Treasurer. Prior to WPX, he was at The Williams Companies (“Williams”) where he held various corporate finance and risk management leadership roles.

Jennifer L. Kingham. Ms. Kingham has served as our Executive Vice President and Chief Information Officer since March 2024. Ms. Kingham served as our Senior Vice President and Chief Information Officer from February 2018 to March 2024 and as our Chief Information Officer from April 2014 to February 2018. Prior to joining NGL, Ms. Kingham was the Chief Information Officer and held Information Technology (“IT”) Audit Management positions at a professional advisory firm for nine years. Additionally, Ms. Kingham spent nine years of her career at Williams in various IT technical and successive management positions.

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

Bryan K. Guderian. Mr. Guderian joined the board of directors of our GP in May 2012. Mr. Guderian currently serves as a Principal of BKG Consulting LLC, an energy related consulting firm. Mr. Guderian has served as Executive Vice President of Business Development of WPX from February 2018 until his retirement in January 2021. Mr. Guderian served as Senior Vice President of Business Development of WPX from October 2014 to February 2018 and as Senior Vice President of Operations of WPX from August 2011 to October 2014. Mr. Guderian previously served as Vice President of the Exploration & Production unit of Williams from 1998 until August 2011, where he had responsibility for overseeing international operations. Mr. Guderian served as a director of Apco Oil & Gas International Inc., from 2002 to 2015 and as a director of Petrolera Entre Lomas S.A. from 2003 to 2015.

Mr. Guderian brings considerable upstream experience to the board including executive, operational and financial expertise from 40 years of petroleum industry involvement, the majority of which has been focused in exploration and production.

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

Derek S. Reiners. Mr. Reiners joined the board of directors of our GP in December 2019. Mr. Reiners currently serves as the President of Contango Energy Capital LLC, a privately held investment and consulting firm. Prior to that, Mr. Reiners served in various senior financial and accounting roles at ONEOK, Inc. and ONEOK Partners, L.P. from August 2009 to May 2019, including Senior Vice President and Chief Accounting Officer from August 2009 to December 2012, Senior Vice President, Chief Financial Officer and Treasurer from January 2013 to May 2017 and Senior Vice President, Finance and Treasurer from June 2017 to May 2019. Prior to joining ONEOK, Mr. Reiners was a partner at Grant Thornton LLP from August 2004 to July 2009. Mr. Reiners currently serves on the board of directors of a community bank in Oklahoma. Mr. Reiners is a certified public accountant.

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

Mr. Collingsworth, Mr. Guderian and Mr. Reiners currently serve on the audit committee, and Mr. Reiners serves as the chairman. The board of directors of our GP has determined that Mr. Reiners is an “audit committee financial expert” as defined under SEC rules and that each member of the audit committee is financially literate. In compliance with the requirements of the NYSE, all of the members of the audit committee are independent directors, as defined in the applicable NYSE and Exchange Act rules.

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

Mr. Collingsworth, Mr. Guderian and Mr. Reiners currently serve on the compensation committee, and Mr. Guderian serves as the chairman. The board of directors of our GP has determined that Mr. Collingsworth, Mr. Guderian and Mr. Reiners are independent directors, as defined in the applicable NYSE and Exchange Act rules.

Corporate Governance

The board of directors of our GP has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers, or Code of Ethics, which applies to the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Corporate Controller and all other senior financial and accounting officers of our GP. Amendments to or waivers from the Code of Ethics will be disclosed on our website. The board of directors of our GP has also adopted Corporate Governance Guidelines that outline important policies and practices regarding our governance and a Code of Business Conduct and Ethics that applies to the directors, officers and employees of our GP and the Partnership.

We make available free of charge, within the “Governance” section of our website at www.nglenergypartners.com/governance, and in print to any unitholder who so requests, the Code of Ethics, the Corporate Governance Guidelines, the Code of Business Conduct and Ethics and the charters of the audit committee and the compensation committee of the board of directors of our GP. Requests for print copies may be directed to Investor Relations at investorinfo@nglep.com or to Investor Relations, NGL Energy Partners LP, 6120 South Yale Avenue, Suite 1300, Tulsa, Oklahoma 74136 or made by telephone at (918) 481-1119. The information contained on, or connected to, our website is not incorporated by reference into this Annual Report and should not be considered part of this or any other report that we file with or furnish to the SEC.

Insider Trading

The board of directors of our GP has adopted insider trading policies and procedures governing the purchase, sale and other dispositions of our securities by directors, officers and employees, or by us, that are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to us. Our insider trading policies have been filed as Exhibit 19.1 and Exhibit 19.2 to this Annual Report.

Meeting of Non-Management Directors and Communications with Directors

At each quarterly meeting of the audit committee and/or the board of directors of our GP, our independent directors meet in an executive session without participation by management or non-independent directors. Mr. Reiners presides over these executive sessions.

Unitholders or interested parties may communicate directly with the board of directors of our GP, any committee of the board, any independent directors, or any one director, by sending written correspondence by mail addressed to the board, committee or director to the attention of our Secretary at the following address: Name of the Director(s), c/o Secretary, NGL Energy Partners LP, 6120 South Yale Avenue, Suite 1300, Tulsa, Oklahoma 74136. Communications are distributed to the board, committee, or director as appropriate, depending on the facts and circumstances outlined in the communication.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

The year “2024” in the Compensation Discussion and Analysis and the summary compensation table refers to our fiscal year ended March 31, 2024.

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

Our “named executive officers” for fiscal year 2024 were:

•H. Michael Krimbill–Chief Executive Officer
•Bradley P. Cooper–Executive Vice President and Chief Financial Officer
•Lawrence J. Thuillier–Chief Accounting Officer
•Kurston P. McMurray–Executive Vice President and General Counsel and Secretary
•Jennifer L. Kingham–Executive Vice President and Chief Information Officer

Compensation Philosophy

Our compensation philosophy emphasizes pay-for-performance, focused primarily on the ability to reinstate sustainable quarterly distributions to our unitholders. Pay-for-performance is based on a combination of our performance and the individual executive officer’s contribution to our performance. We believe this pay-for-performance approach generally aligns the interests of our executive officers with the interests of our unitholders, and at the same time enables us to maintain a lower level of cash compensation expense in the event our operating and financial performance do not meet our expectations.

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

•At risk incentive compensation based on annual financial performance;
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
•Role of the Compensation Committee’s Consultant: In carrying out its responsibilities for establishing, implementing and monitoring the effectiveness of our executive compensation philosophy, plans and programs, our compensation committee has the authority to engage outside experts to assist in its deliberations, including the receipt of market salary information for certain executive and senior vice president positions or assistance in the design of compensation programs.

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
Our named executive officers are entitled to the following annual base salaries:

Name	Fiscal Year Ended March 31, 2023 Base Salary Rate (1) ($)	Fiscal Year Ended March 31, 2024 Base Salary Rate (2) ($)
H. Michael Krimbill	700,000	800,000
Bradley P. Cooper	500,000	600,000
Lawrence J. Thuillier	335,000	370,000
Kurston P. McMurray	500,000	515,000
Jennifer L. Kingham	—	400,000

(1)    Mr. Krimbill’s and Mr. Thuillier’s base salary rate became effective on March 26, 2023. Mr. Cooper’s base salary rate became effective on his promotion to Executive Vice President and Chief Financial Officer on January 13, 2023. Mr. McMurray’s base salary rate was effective April 1, 2022.
(2)    Base salary rates became effective on March 24, 2024. Ms. Kingham’s salary increased from $390,000.

Discretionary Cash Bonus Awards

None of the named executive officers is subject to a formal cash bonus plan, and any cash bonuses are at the discretion of the compensation committee of the board of directors of our GP. During fiscal year 2024, cash bonuses of $2.0 million, $0.6 million, $0.5 million, $0.3 million and $0.3 million were paid to Mr. Krimbill, Mr. Cooper, Mr. McMurray, Mr. Thuillier and Ms. Kingham, respectively.

Long-Term Equity Incentive Awards

The Partnership previously adopted a long-term incentive plan (“LTIP”), which allowed for the issuance of equity-based compensation. The LTIP expired with respect to future awards on May 10, 2021. All outstanding restricted units granted prior to the LTIP expiring (“Service Awards”) in the below table vested on November 15, 2023.

The following table summarizes Service Awards activity during fiscal year 2024 with respect to the named executive officers:

	Unvested Units at		Unvested Units at
Name	March 31, 2023	Units Vested	March 31, 2024
H. Michael Krimbill	62,500	(62,500)	—
Lawrence J. Thuillier	13,750	(13,750)	—
Kurston P. McMurray	37,500	(37,500)	—
Jennifer L. Kingham	25,000	(25,000)	—

Severance and Change in Control Benefits

We do not provide any severance or change of control benefits to our named executive officers, other than to Mr. McMurray and Ms. Kingham, who are entitled to receive severance benefits pursuant to their employment agreement in the event of certain terminations of their employment (as described below after the “Summary Compensation Table” under the heading, “Employment Agreements with Mr. McMurray and Ms. Kingham”).

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

Employment Agreements

We do not have employment agreements with any of our named executive officers, other than Mr. McMurray and Ms. Kingham (as described below after the “Summary Compensation Table” under the heading, “Employment Agreements with Mr. McMurray and Ms. Kingham”).

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

Bryan K. Guderian (Chairman)
James M. Collingsworth
Derek S. Reiners

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

Compensation Committee Interlocks and Insider Participation

During fiscal year 2024, James M. Collingsworth, Bryan K. Guderian and Derek S. Reiners served on the compensation committee. None of these individuals is an employee or an officer of our GP.

Summary Compensation Table

The following table summarizes the compensation earned by our named executive officers for fiscal years 2022 through 2024.

Name and Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	All Other Compensation (2) ($)	Total ($)
H. Michael Krimbill	2024	675,769	2,000,000	—	19,953	2,695,722
Chief Executive Officer	2023	649,038	—	—	17,922	666,960
	2022	625,000	—	537,500	15,719	1,178,219

Bradley P. Cooper (3)	2024	482,692	600,000	—	17,227	1,099,919
Executive Vice President and	2023	413,942	375,000	—	17,573	806,515
Chief Financial Officer

Lawrence J. Thuillier	2024	323,404	335,000	—	17,164	675,568
Chief Accounting Officer	2023	324,000	225,000	—	16,325	565,325
	2022	300,692	150,000	118,250	15,353	584,295

Kurston P. McMurray	2024	482,692	500,000	—	16,914	999,606
Executive Vice President and	2023	519,230	500,000	—	7,572	1,026,802
General Counsel and Secretary	2022	495,192	250,000	322,500	3,863	1,071,555

Jennifer L. Kingham (4)	2024	376,500	300,000	—	16,003	692,503
Executive Vice President and
Chief Information Officer

(1)    The fair values of the restricted units shown in the table above were calculated in accordance with FASB Accounting Standards Codification Topic 718, Stock Compensation.
(2)    The amounts in this column primarily represent matching contributions to our 401(k) plan.
(3)    Mr. Cooper became Executive Vice President and Chief Financial Officer effective January 13, 2023, and thus was not a named executive officer prior to fiscal year 2023.
(4)    Ms. Kingham was not a named executive officer prior to fiscal year 2024.

Employment Agreements with Mr. McMurray and Ms. Kingham

Mr. McMurray and Ms. Kingham are party to employment agreements with the Partnership, dated March 10, 2017. The agreements have a term of five years from the effective date, subject to automatic renewals for one-year periods thereafter unless either party provides 60 days’ notice of non-renewal of the term. The agreements were renewed by their terms as of March 10, 2024. The agreements provide that Mr. McMurray and Ms. Kingham will receive a base salary of no less than $250,000 per year. Mr. McMurray will be eligible to receive an annual bonus with respect to each fiscal year of the Partnership at a target of 100% of his base salary, while Ms. Kingham will be eligible to receive an annual bonus with respect to each fiscal year of the Partnership at a target of 60% of her base salary. Mr. McMurray and Ms. Kingham are also entitled to receive annual awards of unvested units under the Partnership’s LTIP.

In the event that Mr. McMurray or Ms. Kingham’s employment is terminated by the Partnership without “cause” (as defined in their respective agreements), provided that they execute a general release of claims, Mr. McMurray and Ms. Kingham are entitled to receive (i) continued payment of their base salary for 12 months following the termination, (ii) the restricted unit awards that would have been paid or granted to them had they remained employed for an additional three years following their termination, and (iii) their target annual bonus for the performance year in which their termination occurs. Mr. McMurray and Ms. Kingham would also be entitled to receive the severance benefits described in the foregoing sentence in the event that they voluntarily resign due to a “constructive discharge,” which circumstances would include (1) a reduction of their annual base salary below $250,000 (other than an across-the-board, pro rata reduction of no more than 10% applicable to all similarly situated executive officers of the Partnership) or the Partnership’s failure to provide Mr. McMurray and Ms. Kingham’s elements of compensation, (2) the removal of Mr. McMurray from the position of Executive Vice President and General Counsel and Secretary without Mr. McMurray’s written consent or the removal of Ms. Kingham from the position of Executive Vice President and Chief Information Officer without Ms. Kingham’s written consent, (3) any action by the Partnership that results in significant diminution of Mr. McMurray’s or Ms. Kingham’s authority, power or responsibilities, or

(4) the Partnership’s relocation of its principal place of business in Oklahoma to a location more than 50 miles from its current location. Mr. McMurray and Ms. Kingham are subject to non-disclosure and intellectual property rights assignment obligations, and an obligation not to solicit customers, employees or consultants lasting during their employment and for a period of 12 months thereafter.

Restricted Unit Awards

During fiscal year 2024, no Service Awards were granted to the named executive officers due to the expiration of the LTIP, as discussed above. All outstanding Service Awards in the below table vested on November 15, 2023.

2024 Units Vested

The following table summarizes the value of the awards on the vesting date which was calculated based of the closing market price per common unit on the vesting date.

Name	Number of Service Award Units Acquired on Vesting	Value Realized on Vesting ($)
H. Michael Krimbill	62,500	246,563
Lawrence J. Thuillier	13,750	54,244
Kurston P. McMurray	37,500	147,938
Jennifer L. Kingham	25,000	98,625

Upon vesting, certain of the named executive officers elected for us to remit payments to taxing authorities in lieu of issuing common units. The following table summarizes the number of common units issued and the number of common units withheld for taxes:

Name	Number of Units Issued	Number of Units Withheld	Total
Lawrence J. Thuillier	8,236	5,514	13,750
Kurston P. McMurray	21,712	15,788	37,500

Potential Payments Upon Termination or Change in Control

We do not provide any severance or change in control benefits to our named executive officers, other than Mr. McMurray and Ms. Kingham, who are entitled to receive severance benefits for certain types of terminations (as described in more detail above under the heading, “Employment Agreements with Mr. McMurray and Ms. Kingham”). In the event that their employment had been terminated as of March 31, 2024 by the Partnership without “cause” or due to a “constructive discharge,” Mr. McMurray and Ms. Kingham would have been entitled to receive the following amounts:

	Cash Severance	Target Annual Bonus	Total
Kurston P. McMurray	$515,000	$515,000	$1,030,000
Jennifer L. Kingham	$400,000	$240,000	$640,000

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information regarding the ratio of the annual total compensation of our Chief Executive Officer, Mr. Krimbill, to the median of the annual total compensation of our employees for our last fiscal year.

For the year ended March 31, 2024:

•The median of the annual total compensation of all employees (other than the Chief Executive Officer) was $108,712; and
•The annual total compensation of Mr. Krimbill, as reported in the Summary Compensation Table above, was $2,695,722.

Based on the information for the year ended March 31, 2024, the ratio of the annual total compensation of our Chief Executive Officer to the annual total compensation of our median employee was approximately 25 to 1.

To determine our median employee, we identified each individual employed by us on January 1, 2024, our determination date. As of that date, we had 619 employees located in two countries. We identified the median employee by examining only base pay plus overtime for the period from January 1, 2023 through December 31, 2023. We included all employees, with the exception of three employees that work in Canada, whether employed on a full-time or part-time basis, and did not make any estimates, assumptions or adjustments to any base pay plus overtime amounts. After identifying the median employee, we calculated the annual total compensation for the median employee using the same methodology we use to calculate total annual compensation for our named executive officers, as set forth in the Summary Compensation Table above.

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

Hedging of Partnership Common Units

Our supplemental trading policy prohibits directors, named executive officers and other designated employees from the following transactions: (i) trading puts or calls or engaging in short sales with respect to our common units, or (ii) engaging in certain hedging transactions, such as zero-cost collars, equity swaps, prepaid variable forward contracts and exchange funds, that are designed to hedge or offset a decrease in the market value of their holdings. Our supplemental trading policy also specifies that officers, certain employees and directors may not pledge our common units as collateral for any loan without prior notice and these individuals may not hold our common units in a margin account unless our common units are not taken into account in determining their margin requirements and they have given prior notice to their broker of their affiliation and status with the Partnership and any restrictions applicable to our common units with respect to their sale.

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

Due to the expiration of the LTIP, as discussed above, no restricted units were granted to the directors during fiscal year 2024.

The following table summarizes the compensation earned during fiscal year 2024 by each director who is not an officer or employee of our GP or its affiliates:

Name	Total Compensation (1) ($)
Shawn W. Coady	180,000
James M. Collingsworth	205,000
Bryan K. Guderian	210,000
Derek S. Reiners	215,000

(1)    All of the compensation was paid in cash.

Long-Term Equity Incentive Awards

The following table summarizes Service Awards activity during fiscal year 2024 with respect to each director who is not an officer or employee of our GP or its affiliates:

	Unvested Units at		Unvested Units at
Name	March 31, 2023	Units Vested (1)	March 31, 2024
Shawn W. Coady	12,500	(12,500)	—
James M. Collingsworth	12,500	(12,500)	—
Bryan K. Guderian	12,500	(12,500)	—
Derek S. Reiners	12,500	(12,500)	—

(1)    All outstanding Service Awards vested on November 15, 2023.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table summarizes the beneficial ownership, as of June 4, 2024, of our common units by:

•each person or group of persons known by us to be a beneficial owner of more than 5% of our outstanding common units;
•each director of our GP;
•each named executive officer of our GP; and
•all directors and executive officers of our GP as a group.

Beneficial Owners	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned (1)
5% or greater unitholders (other than officers and directors):
Invesco Ltd. (2)	19,562,133	14.76%
EIG Neptune Equity Aggregator, L.P. (3)	16,734,375	11.21%
JPMorgan Chase & Co. (4)	8,493,128	6.41%

Directors and named executive officers:
Shawn W. Coady (5)	2,652,195	2.00%
James M. Collingsworth (6)	639,870	*
Bradley P. Cooper	200,000	*
Bryan K. Guderian	122,500	*
Jennifer L. Kingham	92,687	*
H. Michael Krimbill (7)	4,925,018	3.72%
Kurston P. McMurray (8)	147,524	*
John T. Raymond	50,000	*
Derek S. Reiners	126,000	*
Lawrence J. Thuillier	84,298	*
Randall S. Wade	—	*
All directors and executive officers as a group (11 persons) (9)	9,040,092	6.82%

* Less than 1.0%
(1)    Based on 132,512,766 common units outstanding at June 4, 2024.
(2)    The mailing address for Invesco Ltd. is 1331 Spring Street NW, Suite 2500, Atlanta, GA 30309. Invesco Ltd. reported sole voting and dispositive power with respect to all common units beneficially owned. The information related to Invesco Ltd. is based upon its Schedule 13G/A filed with the SEC on February 12, 2024.
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
(4)    The mailing address for JPMorgan Chase & Co. is 383 Madison Avenue, New York, NY 10179. JPMorgan Chase & Co. reported sole voting and dispositive power with respect to all common units beneficially owned. The information related to JPMorgan Chase & Co. is based upon its Schedule 13G filed with the SEC on February 6, 2024.
(5)    Dr. Coady owns 172,304 of these common units. SWC Family Partnership LP owns 2,320,391 of these common units. SWC Family Partnership LP is solely owned by SWC General Partner, LLC, of which Dr. Coady is the sole member. Dr. Coady may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. The 2012 Shawn W. Coady Irrevocable Insurance Trust, which was established for the benefit of Shawn W. Coady’s children, owns 135,000 of these common units. Dr. Coady may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. The Tara Nicole Coady Trust II, of which the reporting person is the trustee, owns 12,250 of these common units. The Colleen Blair Coady Trust, of which the reporting person is the trustee, owns 12,250 of these common units. Dr. Coady also owns a 12.27% interest in our GP through Coady Enterprises, LLC, of which he owns 100% of the membership interests.
(6)    Mr. Collingsworth owns 627,500 of these common units. Mr. Collingsworth holds 2,000 of these common units jointly with his spouse, Cindy Collingsworth. Cindy Collingsworth and her sister jointly own 9,500 of these common units. Cindy Collingsworth owns 870 of these common units.
(7)    Mr. Krimbill owns 2,938,615 of these common units. Krim2010, LLC owns 904,848 of these common units. Krimbill Enterprises LP, H. Michael Krimbill and James E. Krimbill own 90.89%, 4.05%, and 5.06% of Krim2010, LLC, respectively. Krimbill Enterprises LP also owns 588,000 of these common units. Krimbill Enterprises LP is controlled by H. Michael Krimbill via his ownership of its general partner, Krimbill Holding Company. H. Michael Krimbill may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. KrimGP2010 LLC owns 363,555 of these common units. KrimGP2010 LLC is solely owned by H. Michael Krimbill. H. Michael Krimbill may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. Krimbill Enterprises LP, II also owns 130,000 of these common units. Krimbill Enterprises LP, II is controlled by H. Michael Krimbill via his ownership of its general partner, Krimbill Holding Company. H. Michael Krimbill may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. H. Michael Krimbill also owns a 15.10% interest in our GP through KrimGP2010, LLC, of which he owns 100% of the membership interests.
(8)    Mr. McMurray owns a 0.25% interest in our GP through MCM Investments, LLC, of which he owns 100% of the membership interests.
(9)    The directors and executive officers of our GP, as of June 4, 2024, also collectively own a 33.90% interest in our GP.

Unless otherwise noted, each of the individuals listed above is believed to have sole voting and investment power with respect to the units beneficially held by them. The mailing address for each of the officers and directors of our GP listed above is 6120 South Yale Avenue, Suite 1300, Tulsa, Oklahoma 74136.

Securities Authorized for Issuance Under Equity Compensation Plan

The LTIP expired on May 10, 2021 and all of the outstanding units vested on November 15, 2023.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Our directors, executive officers, and greater than 5% unitholders collectively own an aggregate of 53,829,728 common units, representing an aggregate 39.20% limited partner interest in us. In addition, our GP owns a 0.1% GP interest in us and all of our incentive distribution rights (“IDRs”). As of March 31, 2024, we owned 8.69% of our GP.

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

The following table summarizes the distributions and payments to be made by us to our directors, executive officers, and greater than 5% unitholders and our GP in connection with our ongoing operation and any liquidation. These distributions and payments were determined by and among affiliated entities before our initial public offering (“IPO”) and, consequently, are not the result of arm’s length negotiations.

Operation Stage

Distributions of available cash to our directors, executive officers, and greater than 5% unitholders and our GP
We generally make cash distributions 99.9% to our unitholders pro rata, including our directors, executive officers, and greater than 5% unitholders as the holders of an aggregate 53,829,728 common units, and 0.1% to our GP. In addition, when distributions exceed the minimum quarterly distribution and other higher target distributions levels, our GP is entitled to increasing percentages of the distributions, up to 48.1% of the distributions above the highest target distribution level.

If our GP elects to reset the target distribution levels, it will be entitled to receive common units and to maintain its GP interest.

As described in Note 7 to our consolidated financial statements included in this Annual Report, the ABL Facility, Term Loan B and the indenture for the 2029 Senior Secured Notes and 2032 Senior Secured Notes contain covenants limiting our ability to pay distributions if we are in default under these agreements. In addition, quarterly distributions on the preferred units must be fully paid for all preceding fiscal quarters before we are permitted to declare or pay any distributions on our common units.

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

Transactions with Related Persons

We purchase goods and services from certain entities that are partially owned by our named executive officers. The following table summarizes these transactions from April 1, 2023 to March 31, 2024:

Entity	Nature of Purchases	Amount Purchased	Ownership Interest in Entity
		(in thousands)
H. Michael Krimbill
KAIR2014 LLC (“KAIR2014”)	Aircraft	$958	50%

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

Travis Krimbill, an employee of the Partnership, is the son of H. Michael Krimbill, who is a named executive officer of the Partnership and a member of the board of directors of our GP. Travis Krimbill does not report to H. Michael Krimbill and his compensation is determined by the Chief Financial Officer. During the year ended March 31, 2024, Travis Krimbill received total compensation of approximately $0.3 million.

Registration Rights Agreement

We have entered into a registration rights agreement (as amended, the “Registration Rights Agreement”) with certain third parties (“Registration Rights Parties”) pursuant to which we agreed to register for resale under the Securities Act of 1933, as amended (“Securities Act”) common units owned by the Registration Rights Parties. In connection with our IPO, we granted registration rights to the NGL Energy GP Investor Group, and subsequently, we have granted registration rights in connection with several acquisitions. We will not be required to register such common units if an exemption from the registration requirements of the Securities Act is available with respect to the number of common units desired to be sold. Subject to limitations specified in the Registration Rights Agreement, the registration rights of the Registration Rights Parties include the following:

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

Item 14.    Principal Accountant Fees and Services

We have engaged Grant Thornton LLP as our independent registered public accounting firm. The following table summarizes fees we have paid Grant Thornton LLP for the periods indicated:

	March 31,
	2024	2023
	(in thousands)
Audit fees (1)	$1,867	$1,769
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1,867	$1,769

(1)    Includes fees for audits of the Partnership’s financial statements, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC and the preparation of letters to underwriters and other requesting parties.

In fiscal years 2024 and 2023, all of Grant Thornton LLP’s services were pre-approved by the Audit Committee.

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

2.4	Membership Interest Purchase Agreement, dated as of March 3, 2023 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on April 3, 2023).
2.5	Membership Interest Purchase Agreement, dated as of March 3, 2023 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on April 3, 2023).
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
4.1
First Amended and Restated Registration Rights Agreement, dated October 3, 2011, by and among the Partnership, Hicks Oils & Hicksgas, Incorporated, NGL Holdings, Inc., Krim2010, LLC, Infrastructure Capital Management, LLC, Atkinson Investors, LLC, E. Osterman Propane, Inc. and the other holders party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 7, 2011)

4.2
Amendment No. 1 and Joinder to First Amended and Restated Registration Rights Agreement dated as of November 1, 2011 by and among the Partnership and SemStream (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 4, 2011)

4.3
Amendment No. 2 and Joinder to First Amended and Restated Registration Rights Agreement, dated January 3, 2012, by and among NGL Energy Holdings LLC, Liberty Propane, L.L.C., Pacer-Enviro Propane, L.L.C., Pacer-Pittman Propane, L.L.C., Pacer-Portland Propane, L.L.C., Pacer Propane (Washington), L.L.C., Pacer-Salida Propane, L.L.C. and Pacer-Utah Propane, L.L.C. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on January 9, 2012)

4.4
Amendment No. 3 and Joinder to First Amended and Restated Registration Rights Agreement, dated May 1, 2012, by and between NGL Energy Holdings LLC and Downeast Energy Corp. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on May 4, 2012)

4.5
Amendment No. 4 and Joinder to First Amended and Restated Registration Rights Agreement, dated June 19, 2012, by and between NGL Energy Holdings LLC and NGP M&R HS LP LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 25, 2012)

4.6
Amendment No. 5 and Joinder to First Amended and Restated Registration Rights Agreement, dated October 1, 2012, by and between NGL Energy Holdings LLC and Enstone, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 3, 2012)

4.7
Amendment No. 6 and Joinder to First Amended and Restated Registration Rights Agreement, dated November 13, 2012, by and between NGL Energy Holdings LLC and Gerald L. Jensen, Thrift Opportunity Holdings, LP, Jenco Petroleum Corporation, Caritas Trust, Animosus Trust and Nitor Trust (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 19, 2012)

4.8
Amendment No. 7 and Joinder to First Amended and Restated Registration Rights Agreement, dated as of August 1, 2013, by and among NGL Energy Holdings LLC, Oilfield Water Lines, LP and Terry G. Bailey (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on August 7, 2013)

4.9
Amendment No. 8 and Joinder to First Amended and Restated Registration Rights Agreement, dated as of February 17, 2015, by and among NGL Energy Holdings LLC and Magnum NGL Holdco LLC (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2015 filed with the SEC on June 1, 2015)

4.10
Amendment No. 9 and Joinder to First Amended and Restated Registration Rights Agreement, dated as of February 25, 2016, by and among NGL Energy Holdings LLC and Magnum NGL Holdco LLC (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2016 filed with the SEC on May 31, 2016)

4.11
Registration Rights Agreement, dated December 2, 2013, by and among NGL Energy Partners LP and the purchasers set forth on Schedule A thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on December 5, 2013)

4.12*
Indenture, dated as of February 2, 2024, by and among NGL Energy Operating LLC, NGL Energy Finance Corp., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent

4.13*	Form of 8.125% Senior Secured Notes due 2029 (included as Exhibit A to Exhibit 4.12 of this Form 10-K)
4.14*	Form of 8.375% Senior Secured Notes due 2032 (included as Exhibit B to Exhibit 4.12 of this Form 10-K)
4.15
Amended and Restated Guaranty Agreement, dated as of March 31, 2017 and effective as of December 31, 2016, among NGL Energy Partners LP and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2017 filed with the SEC on August 4, 2017)

4.16
Registration Rights Agreement, dated July 2, 2019, by and among NGL Energy Partners LP, EIG Neptune Aggregator, L.P. and FS Energy and Power Fund (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

4.17
Amended and Restated Registration Rights Agreement, dated October 31, 2019, by and among NGL Energy Partners LP, EIG Neptune Equity Aggregator, L.P., FS Energy and Power Fund and GCM Pellit Holdings, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)

4.18*	Description of NGL Energy Partners LP’s securities
10.1
Credit Agreement, dated as of February 4, 2021, by and among NGL Energy Operating LLC, NGL Energy Partners LP, JPMorgan Chase Bank, N.A. and certain other financial institutions (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 8, 2021)

10.2
First Amendment to Credit Agreement dated as of November 8, 2021, by and among NGL Energy Operating LLC, NGL Energy Partners LP, each Guarantor party hereto, JPMorgan Chase Bank, N.A. and certain other financial institutions (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended September 30, 2021 filed with the SEC on November 9, 2021)

10.3
Second Amendment to Credit Agreement dated as of April 13, 2022, by and among NGL Energy Operating LLC, NGL Energy Partners LP, each Guarantor party hereto, JPMorgan Chase Bank, N.A. and certain other financial institutions (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2022 filed with the SEC on June 6, 2022)

Exhibit Number	Description
10.4
Third Amendment to Credit Agreement dated as of February 16, 2023, by and among NGL Energy Operating LLC, NGL Energy Partners LP, each Guarantor party hereto, JPMorgan Chase Bank, N.A. and certain other financial institutions (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 16, 2023)

10.5
Fourth Amendment to Credit Agreement dated as of July 13, 2023, by and among NGL Energy Operating LLC, NGL Energy Partners LP, each Guarantor party hereto, JPMorgan Chase Bank, N.A. and certain other financial institutions (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2023 filed with the SEC on August 9, 2023)

10.6
Credit Party Accession Agreement, dated as of March 28, 2022, among NGL Shared Services, LLC, NGL Shared Services Holdings, Inc., and JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2022 filed with the SEC on June 6, 2022)

10.7
Credit Party Accession Agreement, dated as of June 30, 2023, among NGL North Ranch, LLC and JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2023 filed with the SEC on August 9, 2023)

10.8
Term Loan Credit Agreement, dated as of February 2, 2024, by and among NGL Energy Operating LLC, NGL Energy Partners LP, Toronto Dominion (Texas) LLC, as administrative agent, collateral agent and a lender, and certain financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 2, 2024)

10.9
Fifth Amendment to Credit Agreement, dated as of February 2, 2024, by and among NGL Energy Operating LLC, NGL Energy Partners LP, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 2, 2024)

10.10
Common Unit Purchase Agreement, dated November 5, 2013, by and among NGL Energy Partners LP and the purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on December 5, 2013)

10.11
Class D Preferred Unit and Warrant Purchase Agreement, dated July 2, 2019, by and among NGL Energy Partners LP, EIG Neptune Equity Aggregator, L.P. and FS Energy and Power Fund (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

10.12
Board Representation Rights Agreement, dated July 2, 2019, by and among NGL Energy Partners LP, NGL Energy Holdings LLC and certain affiliates of EIG Neptune Equity Aggregator, L.P. and FS Energy and Power Fund (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

10.13
Voting Agreement, dated July 2, 2019, by and among the members of NGL Energy Holdings LLC named therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

10.14
Letter Agreement, dated July 2, 2019, by and among NGL Energy Partners LP, Mesquite Disposals Unlimited, LLC and Mesquite SWD, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

10.15	Form of Par Warrant (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)
10.16	Form of Premium Warrant (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)
10.17
Class D Preferred Unit and Warrant Purchase Agreement, dated September 25, 2019, by and among NGL Energy Partners LP, EIG Neptune Equity Aggregator, L.P., FS Energy and Power Fund and GCM Pellit Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on September 30, 2019)

10.18	Form of Par Warrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)
10.19	Form of Premium Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)
19.1*	Insider Trading Policy
19.2*	Supplemental Insider Trading Policy
21.1*	List of Subsidiaries of NGL Energy Partners LP
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Schema Document

Exhibit Number	Description
101.CAL**	Inline XBRL Calculation Linkbase Document
101.DEF**	Inline XBRL Definition Linkbase Document
101.LAB**	Inline XBRL Label Linkbase Document
101.PRE**	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Exhibits filed with this report.
**    The following documents are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2024 and 2023, (ii) Consolidated Statements of Operations for the years ended March 31, 2024, 2023, and 2022, (iii) Consolidated Statements of Comprehensive (Loss) Income for the years ended March 31, 2024, 2023, and 2022, (iv) Consolidated Statements of Changes in Equity for the years ended March 31, 2024, 2023, and 2022, (v) Consolidated Statements of Cash Flows for the years ended March 31, 2024, 2023, and 2022, and (vi) Notes to Consolidated Financial Statements.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 6, 2024.

NGL Energy Partners LP
By:	NGL Energy Holdings LLC, its general partner
	By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. Michael Krimbill	Chief Executive Officer and Director	June 6, 2024
H. Michael Krimbill	(Principal Executive Officer)

/s/ Bradley P. Cooper	Chief Financial Officer	June 6, 2024
Bradley P. Cooper	(Principal Financial Officer)

/s/ Lawrence J. Thuillier	Chief Accounting Officer	June 6, 2024
Lawrence J. Thuillier	(Principal Accounting Officer)

/s/ Shawn W. Coady	Director	June 6, 2024
Shawn W. Coady

/s/ James M. Collingsworth	Director	June 6, 2024
James M. Collingsworth

/s/ Bryan K. Guderian	Director	June 6, 2024
Bryan K. Guderian

/s/ John T. Raymond	Director	June 6, 2024
John T. Raymond

/s/ Derek S. Reiners	Director	June 6, 2024
Derek S. Reiners

/s/ Randall S. Wade	Director	June 6, 2024
Randall S. Wade

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of NGL Energy Holdings LLC and
Unitholders of NGL Energy Partners LP

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of NGL Energy Partners LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows for each of the three years in the period ended March 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of March 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated June 6, 2024 expressed an unqualified opinion.

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

Goodwill Impairment Assessment
As described further in Note 5 to the consolidated financial statements, the Partnership’s consolidated goodwill balance was $634.3 million as of March 31, 2024. Management evaluates goodwill for impairment on January 1 of each year, or more frequently to the extent events or conditions indicate a risk of possible impairment. Management performed quantitative impairment assessments for the Crude Oil Logistics and Wholesale/Terminal reporting units to test goodwill for impairment as of January 1, 2024. As a result of the assessment performed for the reporting units, and as described further in Note 5 to the consolidated financial statements, the Partnership recognized a goodwill impairment charge of $69.2 million during the three months ended March 31, 2024 related to its Wholesale/Terminal reporting unit within the Partnership’s Liquids Logistics reportable segment. We identified the goodwill impairment assessment as a critical audit matter.

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

Our audit procedures related to the goodwill impairment assessment included the following, among others: We tested the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the determination of the fair value of the reporting units. In addition to testing the effectiveness of controls, we also performed the following:

•Utilized a valuation specialist to evaluate:
◦The methodologies used and whether they were acceptable for the underlying assets or operations and being applied correctly by performing an independent calculation,
◦The appropriateness of the discount rate by recalculating the weighted average costs of capital and evaluating future market conditions, and
◦Other significant assumptions, including the exit multiple.

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

Tulsa, Oklahoma
June 6, 2024

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Balance Sheets
(in Thousands, except unit amounts)

	March 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,909	$5,431
Accounts receivable-trade, net of allowance for expected credit losses of $1,671 and $1,964, respectively	814,087	1,033,956
Accounts receivable-affiliates	1,501	12,362
Inventories	130,907	142,607
Prepaid expenses and other current assets	126,933	98,089
Assets held for sale	66,597	—
Total current assets	1,178,934	1,292,445
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $1,011,274 and $898,184, respectively	2,096,702	2,223,380
GOODWILL	634,282	712,364
INTANGIBLE ASSETS, net of accumulated amortization of $332,560 and $580,860, respectively	939,978	1,058,668
INVESTMENTS IN UNCONSOLIDATED ENTITIES	20,305	21,090
OPERATING LEASE RIGHT-OF-USE ASSETS	97,155	90,220
OTHER NONCURRENT ASSETS	52,738	57,977
Total assets	$5,020,094	$5,456,144
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$707,536	$927,591
Accounts payable-affiliates	37	65
Accrued expenses and other payables	213,757	133,616
Advance payments received from customers	17,313	14,699
Current maturities of long-term debt	7,000	—
Operating lease obligations	31,090	34,166
Liabilities held for sale	614	—
Total current liabilities	977,347	1,110,137
LONG-TERM DEBT, net of debt issuance costs of $49,178 and $30,117, respectively, and current maturities	2,843,822	2,857,805
OPERATING LEASE OBLIGATIONS	70,573	58,450
OTHER NONCURRENT LIABILITIES	129,185	111,226
COMMITMENTS AND CONTINGENCIES (NOTE 8)

CLASS D 9.00% PREFERRED UNITS, 600,000 and 600,000 preferred units issued and outstanding, respectively	551,097	551,097

EQUITY:
General partner, representing a 0.1% interest, 132,645 and 132,059 notional units, respectively	(52,834)	(52,551)
Limited partners, representing a 99.9% interest, 132,512,766 and 131,927,343 common units issued and outstanding, respectively	134,807	455,564
Class B preferred limited partners, 12,585,642 and 12,585,642 preferred units issued and outstanding, respectively	305,468	305,468
Class C preferred limited partners, 1,800,000 and 1,800,000 preferred units issued and outstanding, respectively	42,891	42,891
Accumulated other comprehensive loss	(499)	(450)
Noncontrolling interests	18,237	16,507
Total equity	448,070	767,429
Total liabilities and equity	$5,020,094	$5,456,144

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Year Ended March 31,
	2024	2023	2022
REVENUES:
Water Solutions	$730,818	$697,038	$544,866
Crude Oil Logistics	1,656,064	2,464,822	2,505,496
Liquids Logistics	4,569,689	5,533,044	4,897,553
Total Revenues	6,956,571	8,694,904	7,947,915
COST OF SALES:
Water Solutions	11,294	14,100	33,980
Crude Oil Logistics	1,521,190	2,250,934	2,352,932
Liquids Logistics	4,435,247	5,383,809	4,752,400
Corporate and Other	(937)	1,181	—
Total Cost of Sales	5,966,794	7,650,024	7,139,312
OPERATING COSTS AND EXPENSES:
Operating	305,185	313,725	285,535
General and administrative	121,881	71,818	63,546
Depreciation and amortization	266,523	273,621	288,720
Loss on disposal or impairment of assets, net	115,936	86,888	94,254
Revaluation of liabilities	2,680	9,665	(6,495)
Operating Income	177,572	289,163	83,043
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	4,120	4,120	1,400
Interest expense	(269,923)	(275,445)	(271,640)
(Loss) gain on early extinguishment of liabilities, net	(55,281)	6,177	1,813
Other income, net	2,793	28,748	2,254
(Loss) Income Before Income Taxes	(140,719)	52,763	(183,130)
INCOME TAX EXPENSE	(2,405)	(271)	(971)
Net (Loss) Income	(143,124)	52,492	(184,101)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(631)	(1,106)	(655)
NET (LOSS) INCOME ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$(143,755)	$51,386	$(184,756)
NET LOSS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(283,116)	$(73,232)	$(288,630)
BASIC AND DILUTED LOSS PER COMMON UNIT	$(2.14)	$(0.56)	$(2.22)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	132,146,477	131,007,171	129,840,234

 The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(in Thousands)

	Year Ended March 31,
	2024	2023	2022
Net (loss) income	$(143,124)	$52,492	$(184,101)
Other comprehensive loss	(49)	(142)	(42)
Comprehensive (loss) income	$(143,173)	$52,350	$(184,143)

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the Years Ended March 31, 2024, 2023, and 2022
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common
	General Partner	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCE AT MARCH 31, 2021	$(52,189)	14,385,642	$348,359	129,593,939	$582,784	$(266)	$69,471	$948,159
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(1,635)	(1,635)
Sawtooth joint venture disposition (Note 17)	—	—	—	—	—	—	(51,097)	(51,097)
Common unit repurchases and cancellations	—	—	—	(44,769)	(90)	—	—	(90)
Equity issued pursuant to incentive compensation plan	—	—	—	1,146,800	3,259	—	—	3,259
Net (loss) income	(289)	—	—	—	(184,467)	—	655	(184,101)
Other comprehensive loss	—	—	—	—	—	(42)	—	(42)
BALANCE AT MARCH 31, 2022	(52,478)	14,385,642	348,359	130,695,970	401,486	(308)	17,394	714,453
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(1,993)	(1,993)
Common unit repurchases and cancellations	—	—	—	(55,702)	(99)	—	—	(99)
Equity issued pursuant to incentive compensation plan	—	—	—	1,287,075	2,718	—	—	2,718
Net (loss) income	(73)	—	—	—	51,459	—	1,106	52,492
Other comprehensive loss	—	—	—	—	—	(142)	—	(142)
BALANCE AT MARCH 31, 2023	(52,551)	14,385,642	348,359	131,927,343	455,564	(450)	16,507	767,429
Distributions to preferred unitholders (Note 9)	—	—	—	—	(178,299)	—	—	(178,299)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(1,586)	(1,586)
Contributions from noncontrolling interest owners (Note 17)	—	—	—	—	—	—	2,685	2,685
Common unit repurchases and cancellations (Note 9)	—	—	—	(21,302)	(84)	—	—	(84)
Equity issued pursuant to incentive compensation plan (Note 9)	—	—	—	606,725	1,098	—	—	1,098
Net (loss) income	(283)	—	—	—	(143,472)	—	631	(143,124)
Other comprehensive loss	—	—	—	—	—	(49)	—	(49)
BALANCE AT MARCH 31, 2024	$(52,834)	14,385,642	$348,359	132,512,766	$134,807	$(499)	$18,237	$448,070

The accompanying notes are an integral part of these consolidated financial statements.`

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in Thousands)

	Year Ended March 31,
	2024	2023	2022
OPERATING ACTIVITIES:
Net (loss) income	$(143,124)	$52,492	$(184,101)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	282,731	290,879	306,208
Loss (gain) on early extinguishment or revaluation of liabilities, net	57,961	3,488	(8,308)
Equity-based compensation expense	1,098	2,718	(1,052)
Loss on disposal or impairment of assets, net	115,936	86,888	94,254
Change in provision for expected credit losses	471	(385)	929
Net adjustments to fair value of derivatives	1,047	5,383	116,556
Equity in earnings of unconsolidated entities	(4,120)	(4,120)	(1,400)
Distributions of earnings from unconsolidated entities	5,190	4,627	2,205
Lower of cost or net realizable value adjustments	4,564	3,227	14,761
Other	3,239	1,827	2,310
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable-trade and affiliates	230,368	86,629	(397,607)
Inventories	7,104	85,050	(119,806)
Other current and noncurrent assets	28,195	20,848	40,158
Accounts payable-trade and affiliates	(219,997)	(155,883)	405,420
Other current and noncurrent liabilities	5,501	(38,482)	(64,681)
Net cash provided by operating activities	376,164	445,186	205,846
INVESTING ACTIVITIES:
Capital expenditures	(152,295)	(147,765)	(142,359)
Net settlements of derivatives	(1,022)	54,430	(152,055)
Proceeds from sales of assets	53,246	45,978	18,500
Proceeds from divestitures of businesses and investments, net	16,000	111,633	63,489
Investments in unconsolidated entities	(258)	(88)	(350)
Distributions of capital from unconsolidated entities	568	—	367
Net cash (used in) provided by investing activities	(83,761)	64,188	(212,408)
FINANCING ACTIVITIES:
Proceeds from borrowings under ABL Facility	1,652,000	2,007,000	1,815,000
Payments on ABL Facility	(1,790,000)	(1,985,000)	(1,703,000)
Issuance of secured debt	2,894,873	—	—
Repayment and repurchase of senior secured and unsecured notes	(2,781,067)	(479,302)	(83,167)
Payments on other long-term debt	—	(43,278)	(7,390)
Debt issuance costs	(53,170)	(3,294)	(12,932)
Distributions to preferred unitholders	(178,299)	—	—
Distributions to noncontrolling interest owners	(1,586)	(1,993)	(1,635)
Common unit repurchases and cancellations	(84)	(99)	(90)
Payments to settle contingent consideration liabilities	(1,576)	(1,789)	(1,231)
Principal payments of finance lease	(16)	(10)	—
Net cash (used in) provided by financing activities	(258,925)	(507,765)	5,555
Net increase (decrease) in cash and cash equivalents	33,478	1,609	(1,007)
Cash and cash equivalents, beginning of period	5,431	3,822	4,829
Cash and cash equivalents, end of period	$38,909	$5,431	$3,822
Supplemental cash flow information:
Cash interest paid	$247,395	$265,420	$254,814
Income taxes paid (net of income tax refunds)	$3,250	$3,410	$2,480
Supplemental non-cash investing and financing activities:
Accrued capital expenditures	$9,626	$7,533	$14,558
The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1—Organization and Operations

NGL Energy Partners LP, a Delaware master limited partnership (“we,” “us,” “our,” or the “Partnership”), was formed in September 2010. NGL Energy Holdings LLC serves as our general partner (“GP”). At March 31, 2024, our operations included three segments:

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
•Our Crude Oil Logistics segment purchases crude oil from producers and marketers and transports it to refineries or for resale at pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs, and provides storage, terminaling and transportation services through its owned assets. Our activities in this segment are supported by certain long-term, fixed rate contracts which include minimum volume commitments on our owned and leased pipelines and storage tanks.
•Our Liquids Logistics segment conducts supply operations for natural gas liquids, refined petroleum products and biodiesel to a broad range of commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our 23 owned terminals, third-party storage and terminal facilities, nine common carrier pipelines and a fleet of leased railcars. We also provide services for marine exports of butane through our facility located in Chesapeake, Virginia, and we also own a propane pipeline in Michigan. We attempt to reduce our exposure to price fluctuations by using back-to-back physical contracts and pre-sale agreements that allow us to lock in a margin on a percentage of our winter volumes. We also enter into financially settled derivative contracts as economic hedges of our physical inventory, physical sales and physical purchase contracts.

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
•Level 2: Inputs (other than quoted prices included within Level 1) that are either directly or indirectly observable for the asset or liability, including (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in inactive markets, (iii) inputs other than quoted prices that are observable for the asset or liability, and (iv) inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 include non-exchange traded derivative financial instruments such as over-the-counter commodity price swap and option contracts and forward commodity contracts. We determine the fair value of all of our derivative financial instruments utilizing pricing models for similar instruments. Inputs to the pricing models include publicly available prices and forward curves generated from a compilation of data gathered from third parties.
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

Derivative Financial Instruments

We record all derivative financial instrument contracts at fair value in our consolidated balance sheets except for normal purchase and normal sale transactions that are expected to result in physical delivery. For these transactions, we do not record the physical contracts at fair value at each balance sheet date; instead, we record the purchase or sale at the contracted value once the delivery occurs. We periodically enter into interest rate swaps to hedge variability in interest rates and effectively lock in the benchmark interest rate at the inception of the swap.

We have not designated any financial instruments as hedges for accounting purposes. All changes in the fair value of our physical contracts that do not qualify as normal purchases and normal sales and settlements (whether cash transactions or non-cash mark-to-market adjustments) are reported either within revenue (for sales contracts) or cost of sales (for purchase contracts) in our consolidated statements of operations, regardless of whether the contract is physically or financially settled, and within cash flows from operations in our consolidated statements of cash flows. The change in the fair value of our interest rate swap is recorded as a net gain or loss within interest expense in our consolidated statement of operations and within cash flows from operations in our consolidated statements of cash flows.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

We have certain taxable corporate subsidiaries in the United States and Canada, and our operations in Texas are subject to a state franchise tax that is calculated based on revenues net of cost of sales. Our fiscal years 2020 to 2023 generally remain subject to examination by federal, state, and Canadian tax authorities. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in income in the period that includes the enactment date.

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

We have a deferred tax liability of $38.0 million and $40.7 million at March 31, 2024 and 2023, respectively, as a result of acquiring corporations in connection with certain of our acquisitions, which is included within other noncurrent liabilities in our consolidated balance sheets. The deferred tax liability is the tax effected cumulative temporary difference between the GAAP basis and tax basis of the acquired assets within the corporation. For GAAP purposes, certain of the acquired assets will be depreciated and amortized over time which will lower the GAAP basis. The deferred tax benefit recorded during the year ended March 31, 2024 was $1.2 million with an effective tax rate of 31.7%. The deferred tax benefit recorded during the year ended March 31, 2023 was $2.3 million with an effective tax rate of 27.5%.

We evaluate uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. We had no uncertain tax positions that required recognition in our consolidated financial statements at March 31, 2024 or 2023.

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

We did not have any customers that represented over 10% of our consolidated revenues for the years ended March 31, 2024 or 2023. CITGO Petroleum Corporation accounted for 12.8% of our consolidated revenues for the year ended March 31, 2022. The majority of the revenue for this customer pertains to our Crude Oil Logistics segment activities.

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

Inventories consist of the following at the dates indicated:

	March 31,
	2024	2023
	(in thousands)
Crude oil	$44,056	$49,586
Propane	34,225	46,910
Butane	20,400	18,384
Biodiesel	18,919	19,778
Diesel	5,361	2,536
Other (1)	7,946	5,413
Total	$130,907	$142,607

(1)    Includes less than $0.1 million of ethanol inventory that was separately reported as an individual line item in our Annual Report on Form 10-K for the year ended March 31, 2023 (“2023 Annual Report”).

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

At March 31, 2024, cumulative equity earnings and cumulative distributions of our unconsolidated entities since they were acquired were $14.7 million and $19.8 million, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Our investments in unconsolidated entities consist of the following at the dates indicated:

			March 31,
Entity	Segment	Ownership Interest	2024	2023
			(in thousands)
Water services and land company	Water Solutions	50%	$15,228	$15,036
Water services and land company	Water Solutions	10%	2,926	3,511
Water services and land company	Water Solutions	50%	2,026	2,071
Natural gas liquids terminal company	Liquids Logistics	50%	125	164
Aircraft company (1)	Corporate and Other	50%	—	308
Total			$20,305	$21,090

(1)    This is an investment with a related party. As the distributions we received exceeded our investment, a gain of $0.6 million was recorded within other income, net in our consolidated statement of operations for the year ended March 31, 2024 as the excess distributions are not refundable. The investee was dissolved on April 30, 2024.

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	March 31,
	2024	2023
	(in thousands)
Linefill (1)	$37,861	$37,861
Loan receivable (2)	4,776	8,592
Minimum shipping fees - pipeline commitments (3)	356	4,628
Other	9,745	6,896
Total	$52,738	$57,977

(1)    Represents minimum volumes of product we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At March 31, 2024 and 2023, linefill consisted of 502,686 barrels of crude oil. Linefill held in pipelines we own is included within property, plant and equipment (see Note 4).
(2)    Represents the noncurrent portion of loan receivables, net of allowances for expected credit losses, primarily related to the sale of certain saltwater disposal assets (see Note 17). At March 31, 2024 and 2023, the loan receivable balance was $7.5 million and $8.6 million, respectively, of which $2.7 million, which includes interest receivable, is recorded within prepaid expenses and other current assets in our March 31, 2024 consolidated balance sheet.
(3)    Represents the noncurrent portion of minimum shipping fees paid in excess of volumes shipped, or deficiency credits, for a contract with a crude oil pipeline operator. This amount can be recovered when volumes shipped exceed the minimum monthly volume commitment. At March 31, 2024 and 2023, the deficiency credit was $4.6 million and $8.9 million, respectively, of which $4.3 million and $4.3 million, respectively, are recorded within prepaid expenses and other current assets in our consolidated balance sheets.

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	March 31,
	2024	2023
	(in thousands)
Accrued interest (1)	$58,335	$49,362
Derivative liabilities	36,679	14,752
Accrued compensation and benefits	34,708	27,013
Excise and other tax liabilities	18,003	11,777
Product exchange liabilities	3,366	4,047
Other (1)	62,666	26,665
Total	$213,757	$133,616
(1)    Includes amounts accrued related to the LCT Capital, LLC legal matter (see Note 8).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Amounts in the table above do not include accrued expenses and other payables related to the sale of certain freshwater water solutions facilities, as these amounts have been classified as liabilities held for sale within our March 31, 2024 consolidated balance sheet (see Note 17).

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

Goodwill

Goodwill represents the excess of the purchase price of the acquired businesses over the net fair value of acquired assets and assumed liabilities. Business combinations are accounted for using the “acquisition method.” We expect that all of our goodwill at March 31, 2024 is deductible for federal income tax purposes.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

Reclassifications

We have reclassified certain prior period financial statement information to be consistent with the classification methods used in the current fiscal year. At March 31, 2024 and 2023, ethanol inventory is included in Other in “Inventories” above. Also, for the years ended March 31, 2024, 2023 and 2022, certain revenues are included in Disposal Services Fees in Note 11. These reclassifications did not impact previously reported amounts of assets, liabilities, equity, net income or cash flows.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The ASU is effective for the Partnership’s fiscal year beginning April 1, 2025, with early adoption permitted. The amendments are required to be applied prospectively with retrospective application permitted. We are currently evaluating the ASU to determine its impact on our financial statement disclosures.

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

In August 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This ASU (i) simplifies an issuer’s accounting for convertible instruments by eliminating two of the three models in Accounting Standards Codification (“ASC”) 470-20 that require separate accounting for embedded conversion features, (ii) amends diluted earnings per share calculations for convertible instruments by requiring the use of the if-converted method and (iii) simplifies the settlement assessment entities are required to perform on contracts that can potentially settle in an entity’s own equity by removing certain requirements. We adopted this guidance on April 1, 2022 using the modified retrospective method. Under our Class D Preferred Unit (as defined in Note 9) agreement, we are permitted to issue common units to redeem a portion of the outstanding Class D Preferred Units. Using the if-converted method, we expect our calculation of earnings per unit to be impacted by both an increase in the number of diluted weighted average common units outstanding and a decrease in the amount of Class D Preferred Unit distributions, when they are determined to be dilutive. Other than the potential impact to our future earnings per unit calculations, the adoption of this guidance did not impact our financial position, results of operations or cash flows related to any debt or preferred units issued prior to adoption.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) interest rate or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 which deferred the sunset date from December 31, 2022 to December 31, 2024 and left all other provisions of ASU 2020-04 unchanged. On April 13, 2022, the ABL Facility (as defined herein) was amended to replace the LIBOR benchmark with the SOFR (as defined herein) benchmark (as discussed further in Note 7). We are continuing to evaluate the effect that this guidance will have on our financial position, results of operations and cash flows.

Note 3—Loss Per Common Unit

The following table presents our calculation of basic and diluted weighted average common units outstanding for the periods indicated:

	Year Ended March 31,
	2024	2023	2022
Weighted average common units outstanding during the period:
Common units - Basic	132,146,477	131,007,171	129,840,234
Common units - Diluted	132,146,477	131,007,171	129,840,234

For the years ended March 31, 2024, 2023 and 2022, all potential common units or convertible securities were considered antidilutive.

Our loss per common unit is as follows for the periods indicated:

	Year Ended March 31,
	2024	2023	2022
	(in thousands, except unit and per unit amounts)
Net (loss) income	$(143,124)	$52,492	$(184,101)
Less: Net income attributable to noncontrolling interests	(631)	(1,106)	(655)
Net (loss) income attributable to NGL Energy Partners LP	(143,755)	51,386	(184,756)
Less: Distributions to preferred unitholders (1)	(139,644)	(124,691)	(104,163)
Less: Net loss allocated to GP (2)	283	73	289
Net loss allocated to common unitholders	$(283,116)	$(73,232)	$(288,630)
Basic and diluted loss per common unit	$(2.14)	$(0.56)	$(2.22)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(1)    Includes cumulative distributions for the years ended March 31, 2024, 2023 and 2022 which were earned but not declared or paid (see Note 9 for a further discussion of the suspension of common unit and preferred unit distributions).
(2)    Net loss allocated to the GP includes distributions to which it is entitled as the holder of incentive distribution rights.

Note 4—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

	Estimated			March 31,
Description	Useful Lives			2024	2023
	(in years)			(in thousands)
Water treatment facilities and equipment	3	-	30	$2,055,565	$2,040,792
Pipeline and related facilities	30	-	40	266,129	265,253
Crude oil tanks and related equipment	2	-	30	226,048	221,881
Natural gas liquids terminal and storage assets	2	-	30	167,633	160,939
Buildings and leasehold improvements	3	-	40	122,878	130,119
Vehicles and railcars (1)	3	-	25	91,715	92,640
Land				70,270	89,474
Information technology equipment	3	-	7	33,907	35,884
Tank bottoms and linefill (2)				28,269	40,001
Other	3	-	20	2,552	10,908
Construction in progress				43,010	33,673
Gross property, plant and equipment				3,107,976	3,121,564
Accumulated depreciation				(1,011,274)	(898,184)
Net property, plant and equipment				$2,096,702	$2,223,380

(1)    Includes a finance lease right-of-use asset of $0.1 million at March 31, 2024 and 2023. The accumulated amortization related to this finance lease is included within accumulated depreciation.
(2)    Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. Linefill, which represents our portion of the product volume required for the operation of the proportionate share of a pipeline we own, is recorded at historical cost.

Amounts in the table above do not include property, plant and equipment and accumulated depreciation related to the sale of certain freshwater water solutions facilities, certain saltwater disposal assets and certain real estate, as these amounts have been classified as assets held for sale within our March 31, 2024 consolidated balance sheet (see Note 17).

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Year Ended March 31,
	2024	2023	2022
	(in thousands)
Depreciation expense	$198,542	$196,129	$203,783
Capitalized interest expense	$1,561	$945	$916

We record (gains) losses from the sales of property, plant and equipment and any write-downs in value due to impairment within loss on disposal or impairment of assets, net in our consolidated statement of operations. The following table summarizes (gains) losses on the disposal or impairment of property, plant and equipment by segment for the periods indicated:

	Year Ended March 31,
	2024	2023	2022
	(in thousands)
Water Solutions (1)	$38,938	$56,644	$28,068
Crude Oil Logistics	2,910	18,944	(3,194)
Liquids Logistics (2)	(810)	10,135	11,750
Corporate and Other	(720)	(1,214)	—
Total	$40,318	$84,509	$36,624

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(1)    Amounts do not include the loss recognized on the sale of certain saltwater disposal assets discussed in Note 17.
(2)    Amounts do not include the gain recognized on the sale of three natural gas liquids terminals discussed in Note 17.

During the year ended March 31, 2024, the following transactions were recorded:

•A net loss of $35.9 million primarily related to the write down of the value of certain saltwater disposal wells as well as the abandonment of certain capital projects and the retirement of certain assets in our Water Solutions segment.
•A net loss of $6.9 million primarily related to the sale of certain assets in our Water Solutions segment.
•A gain of $3.9 million from insurance recoveries for certain saltwater disposal facilities and boosters damaged in a prior period in our Water Solutions segment.
•A loss of $2.9 million related to the retirement or sale of certain assets in our Crude Oil Logistics segment.
•A gain of $0.8 million on the sale of land in our Liquids Logistics segment.
•A gain of $0.7 million on the sale of our plane in Corporate and Other.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 5—Goodwill

The following table summarizes changes in goodwill by segment for the periods indicated:

	Water Solutions	Crude Oil Logistics	Liquids Logistics	Total
	(in thousands)
Goodwill at March 31, 2022	$283,310	$342,046	$119,083	$744,439
Disposal (1)	—	(32,075)	—	(32,075)
Goodwill at March 31, 2023	283,310	309,971	119,083	712,364
Disposal (2)	—	—	(4,781)	(4,781)
Assets held for sale (3)	(4,108)	—	—	(4,108)
Impairment	—	—	(69,193)	(69,193)
Goodwill at March 31, 2024	$279,202	$309,971	$45,109	$634,282

(1)    Relates to the sale of our marine assets within our Crude Oil Logistics segment during the year ended March 31, 2023 (see Note 17).
(2)    Relates to the sale of two natural gas liquids terminals within our Liquids Logistics segment on July 24, 2023 (see Note 17).
(3)    Relates to goodwill classified as held for sale for the sale of certain freshwater water solutions facilities within our Water Solutions segment (see Note 17).

Fiscal Year 2024 Goodwill Impairment Assessment

We performed a qualitative assessment as of January 1, 2024 to determine whether it was more likely than not that the fair value of each reporting unit was greater than the carrying value of the reporting unit. Based on these qualitative assessments, we determined that the fair value of each of our reporting units was more likely than not greater than the carrying value of the reporting units as of January 1, 2024, with the exception of our Crude Oil Logistics and Wholesale/Terminal reporting units. See below for a further discussion of the testing.

Due to lower than expected operating results, it was decided that the goodwill within the Crude Oil Logistics reporting unit should be tested for impairment as of January 1, 2024. We estimated the fair value of the Crude Oil Logistics reporting unit based on the income approach, also known as the discounted cash flow method, which utilizes the present value of future expected cash flows to estimate the fair value. The future cash flows of the Crude Oil Logistics reporting unit were projected based upon estimates as of the test date of future revenues, operating expenses and cash outflows necessary to support these cash flows, including working capital and maintenance capital expenditures. We also considered expectations regarding: (i) the crude oil price environment as reflected in crude oil forward prices as of the test date, (ii) volumes based on historical information and estimates of future drilling and completion activity, as well as expectations for future demand recovery and (iii) estimated fixed and variable costs. The discounted cash flows for the Crude Oil Logistics reporting unit were based on five years of projected cash flows and we applied a discount rate and terminal multiple that we believe would be applied by a theoretical market participant in similar market transactions. Based on this test, we concluded that the fair value of the Crude Oil Logistics reporting unit exceeded its carrying value by approximately 4%.

Due to lower than expected operating results, it was decided that the goodwill within the Wholesale/Terminal reporting unit should be tested for impairment as of January 1, 2024. We estimated the fair value of the Wholesale/Terminal reporting unit based on the income approach, also known as the discounted cash flow method, which utilizes the present value of future expected cash flows to estimate the fair value. The future cash flows of the Wholesale/Terminal reporting unit were projected based upon estimates as of the test date of future revenues, operating expenses and cash outflows necessary to support these cash flows, including working capital and maintenance capital expenditures. We also considered expectations regarding: (i) the margins to be generated on product sold, (ii) estimated volumes based on historical information and estimates of future growth, (iii) renewal of certain customer contracts and (iv) estimated fixed and variable costs. The discounted cash flows for the Wholesale/Terminal reporting unit were based on five years of projected cash flows and we applied a discount rate and terminal multiple that we believe would be applied by a theoretical market participant in similar market transactions. Based on this test, we concluded that the fair value of the Wholesale/Terminal reporting unit was less than its carrying value by approximately 23%.

During the three months ended March 31, 2024, in our Wholesale/Terminal reporting unit, we recorded a goodwill impairment charge of $69.2 million within loss on disposal or impairment of assets, net in our consolidated statement of operations.

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

Due to lower than expected operating results, it was decided that the goodwill within the Crude Oil Logistics reporting unit should be tested for impairment as of January 1, 2022. We estimated the fair value of the Crude Oil Logistics reporting unit based on the income approach, also known as the discounted cash flow method, which utilizes the present value of future expected cash flows to estimate the fair value. The future cash flows of the Crude Oil Logistics reporting unit were projected based upon estimates as of the test date of future revenues, operating expenses and cash outflows necessary to support these cash flows, including working capital and maintenance capital expenditures. We also considered expectations regarding: (i) the crude oil price environment as reflected in crude oil forward prices as of the test date, (ii) volumes based on historical information and estimates of future drilling and completion activity, as well as expectations for future demand recovery and (iii) estimated fixed and variable costs. The discounted cash flows for the Crude Oil Logistics reporting unit were based on five years of projected cash flows and we applied a discount rate and terminal multiple that we believe would be applied by a theoretical market participant in similar market transactions. Based on this test, we concluded that the fair value of the Crude Oil Logistics reporting unit exceeded its carrying value by approximately 12%.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 6—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

		March 31, 2024			March 31, 2023
Description	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)	(in thousands)
Amortizable:
Customer relationships	18.6	$905,113	$(265,621)	$639,492	$1,196,468	$(492,002)	$704,466
Customer commitments	20.3	192,000	(36,480)	155,520	192,000	(28,800)	163,200
Rights-of-way and easements	29.9	95,231	(18,187)	77,044	94,875	(15,138)	79,737
Water rights	25.6	36,068	(5,310)	30,758	99,869	(26,453)	73,416
Debt issuance costs (1)	4.9	18,473	(605)	17,868	25,592	(9,921)	15,671
Executory contracts and other agreements	25.2	17,854	(3,670)	14,184	21,570	(5,037)	16,533
Pipeline capacity rights	19.7	7,799	(2,687)	5,112	7,799	(2,427)	5,372
Non-compete agreements	—	—	—	—	1,100	(1,082)	18
Total amortizable		1,272,538	(332,560)	939,978	1,639,273	(580,860)	1,058,413
Non-amortizable:
Trade names		—		—	255		255
Total		$1,272,538	$(332,560)	$939,978	$1,639,528	$(580,860)	$1,058,668

(1)    Includes debt issuance costs related to the ABL Facility. Debt issuance costs related to the fixed-rate notes and Term Loan B are reported as a reduction of the carrying amount of long-term debt.

Amounts in the table above do not include intangible assets and accumulated amortization related to the sale of certain freshwater water solutions facilities and certain saltwater disposal assets, as these amounts have been classified as assets held for sale within our March 31, 2024 consolidated balance sheet (see Note 17).

Write off of Intangible Assets

For intangible assets other than debt issuance costs, we record (gains) losses from the sales of intangible assets and any write-downs in value due to impairment within loss on disposal or impairment of assets, net in our consolidated statement of operations. We record the write-off of debt issuance costs within (loss) gain on early extinguishment of liabilities, net in our consolidated statement of operations. Intangible assets sold as part of the dispositions disclosed in Note 17 are not described below.

During the year ended March 31, 2024, we recorded an impairment charge of $0.3 million to write down the value of a trade name in conjunction with the sale of certain saltwater disposal assets in the Pinedale Anticline Basin as we are no longer using the trade name (see Note 17).

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Amortization expense is as follows for the periods indicated:

	Year Ended March 31,
Recorded In	2024	2023	2022
	(in thousands)
Depreciation and amortization	$67,981	$77,492	$84,937
Cost of sales	260	274	281
Interest expense	5,541	4,866	4,779
Operating expenses	247	247	247
Total	$74,029	$82,879	$90,244

The following table summarizes expected amortization of our intangible assets at March 31, 2024 (in thousands):

Year Ending March 31,
2025	$59,403
2026	58,145
2027	57,464
2028	54,575
2029	52,001
Thereafter	658,390
Total	$939,978

Note 7—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	March 31, 2024			March 31, 2023
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Asset-based revolving credit facility (“ABL Facility”)	$—		$—	$138,000		$138,000
Senior secured term loan “B” credit facility (“Term Loan B”)	700,000	$(17,549)	682,451	—	$—	—
Senior secured notes:
7.500% Notes due 2026 (“2026 Senior Secured Notes”)	—	—	—	2,050,000	(26,009)	2,023,991
8.125% Notes due 2029 (“2029 Senior Secured Notes”)	900,000	(12,845)	887,155	—	—	—
8.375% Notes due 2032 (“2032 Senior Secured Notes”)	1,300,000	(18,784)	1,281,216	—	—	—
Senior unsecured notes:
6.125% Notes due 2025 (“2025 Notes”)	—	—	—	380,020	(1,612)	378,408
7.500% Notes due 2026 (“2026 Notes”)	—	—	—	319,902	(2,496)	317,406
Total long-term debt	2,900,000	(49,178)	2,850,822	2,887,922	(30,117)	2,857,805
Less: Current maturities	7,000	—	7,000	—	—	—
Long-term debt	$2,893,000	$(49,178)	$2,843,822	$2,887,922	$(30,117)	$2,857,805

(1)    Debt issuance costs related to the ABL Facility are reported within intangible assets, rather than as a reduction of the carrying amount of long-term debt. The unamortized debt issuance costs for Term Loan B include a $5.1 million discount.

Recent Developments

On February 2, 2024, we closed a debt refinancing transaction of $2.9 billion consisting of a private offering of $2.2 billion of senior secured notes, which includes $900.0 million of 2029 Senior Secured Notes and $1.3 billion of 2032 Senior Secured Notes. We also entered into a new seven-year $700.0 million Term Loan B. The net proceeds from these transactions were used (i) to fund the redemption, and related discharge of the indentures governing our existing 2025 Notes, 2026 Notes and 2026 Senior Secured Notes, including any applicable premiums and accrued and unpaid interest (as discussed further

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

below), (ii) to pay fees and expenses in connection therewith, (iii) to repay borrowings under the ABL Facility and (iv) to the extent of any remaining net proceeds, for general corporate purposes.

In addition, in connection with the closing of the refinancing, the ABL Facility was amended.

ABL Facility

The ABL Facility is subject to a borrowing base, and includes a sub-limit for letters of credit. Current commitments under the ABL facility are $600.0 million. On February 2, 2024, we amended the ABL Facility to, among other things, (i) extend the maturity to the earliest of (a) February 2, 2029 and (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, subject to certain exceptions, (ii) provide for a sub-limit of $200.0 million for letters of credit and a $200.0 million incremental facility, subject to the receipt of commitments from lenders and customary borrowing conditions, (iii) modify the applicable margin for loans under the ABL Facility based on a secured overnight financing rate (“SOFR”) or the alternative base rate to provide for a 0.25% decrease based on our consolidated net leverage ratio, and (iv) provide for a mandatory prepayment under the ABL Facility while any loans are outstanding under the ABL Facility if aggregate “excess cash” (as defined in the ABL Facility) exceeds $50.0 million, subject to certain exceptions.

The ABL Facility is secured by a lien on substantially all of our assets, including among other things, a first priority lien on our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents, renewable energy tax credits and related assets and a second priority lien on all of our other assets. At March 31, 2024, there were no borrowings under the ABL Facility and we had letters of credit outstanding of approximately $99.5 million.

All borrowings under the ABL Facility bear interest at SOFR or the alternative base rate to provide for a 0.25% decrease based on our consolidated net leverage ratio. The applicable margin for alternate base rate loans varies from 1.50% to 2.00% and the applicable margin for SOFR varies from 2.50% to 3.00%. In addition, a commitment fee will be charged and payable quarterly in arrears based on the average daily unused portion of the revolving commitments under the ABL Facility. Such commitment fee will be 0.50% per year, subject to a reduction to 0.375% in the event our fixed charge coverage ratio is greater than or equal to 1.75 to 1.00.

At March 31, 2024, the borrowings under the ABL Facility had a weighted average interest rate of 10.25% calculated as the prime rate of 8.50% plus a margin of 1.75% on the alternate base rate borrowings. On March 31, 2024, the interest rate in effect on letters of credit was 2.75%.

The ABL Facility contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The ABL Facility contains, as the only financial covenant, a fixed charge coverage ratio that is tested based on the financial statements for the most recently ended fiscal quarter upon the occurrence and during the continuation of a Cash Dominion Event (as defined in the ABL Facility). At March 31, 2024, no Cash Dominion Event had occurred.

Compliance

At March 31, 2024, we were in compliance with the covenants under the ABL Facility.

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

The Term Loan B will mature on February 2, 2031 and will amortize in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount beginning with the fiscal quarter ending June 30, 2024, with the balance payable on maturity. We have the ability to prepay the Term Loan B at any time without premium or penalty, other

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

than customary breakage costs and a premium of 1% of the principal amount prepaid, if the prepayment occurs prior to the six-month anniversary of the closing date. The Term Loan Credit Agreement contains customary mandatory prepayment requirements, including mandatory prepayments as a result of (a) excess cash flow (subject to certain customary exceptions and thresholds), (b) asset sales (subject to reinvestment rights and certain customary exceptions and thresholds) and (c) the incurrence of non-permitted indebtedness.

Under the Term Loan Credit Agreement, we are permitted to request, from time to time, (i) increases in the Term Loan B, and/or (ii) the establishment of new tranches of incremental term loans, in an aggregate principal amount of up to the greater of $150 million and 20% of consolidated EBITDA plus such additional amounts depending upon satisfaction of certain ratio tests and other conditions, in each case subject to commitments from lenders and customary conditions.

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

At March 31, 2024, the borrowings under the Term Loan B had a SOFR of 5.33% plus a margin of 4.50%.

The Term Loan Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The Term Loan Credit Agreement requires that we maintain, on a quarterly basis, beginning with the quarter ending June 30, 2024, a debt service coverage rate (as defined in the Term Loan Credit Agreement) of no less than 1.1 to 1.00.

The Term Loan Credit Agreement contains other customary terms, events of default and covenants.

Compliance

At March 31, 2024, we were in compliance with the covenants under the Term Loan B.

Senior Secured Notes

Issuances

On February 4, 2021, we closed on our private offering of $2.05 billion of 2026 Senior Secured Notes. Interest is payable on February 1 and August 1 of each year, beginning on August 1, 2021. We redeemed all of the outstanding 2026 Senior Secured Notes on February 6, 2024 (see “Redemptions” below).

On February 2, 2024, we closed on our private offering of $900.0 million of 2029 Senior Secured Notes. Interest is payable on February 15, May 15, August 15 and November 15 of each year, beginning on May 15, 2024. The 2029 Senior Secured Notes mature on February 15, 2029.

On February 2, 2024, we closed on our private offering of $1.3 billion of 2032 Senior Secured Notes. Interest is payable on February 15, May 15, August 15 and November 15 of each year, beginning on May 15, 2024. The 2032 Senior Secured Notes mature on February 15, 2032.

2026 Senior Secured Notes

The 2026 Senior Secured Notes were secured by first priority liens on substantially all of our assets other than our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents, renewable energy tax credits and related assets and second priority liens in our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents, renewable energy tax credits and related assets.

The indenture for the 2026 Senior Secured Notes (“2026 Indenture”) contained covenants that, among other things, limited our ability to: pay distributions or make other restricted payments or repurchase stock; incur or guarantee additional indebtedness or issue disqualified stock or certain preferred stock; make certain investments; create or incur liens; sell assets; enter into restrictions affecting the ability of restricted subsidiaries to make distributions, make loans or advances or transfer assets to the guarantors (including the Partnership); enter into certain transactions with our affiliates; designate restricted

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

subsidiaries as unrestricted subsidiaries; and merge, consolidate or transfer or sell all or substantially all of our assets. The 2026 Indenture specifically restricted our ability to pay distributions until our total leverage ratio (as defined in the 2026 Indenture) for the most recently ended four full fiscal quarters at the time of the distribution is not greater than 4.75 to 1.00.

Redemptions

The following table summarizes redemptions of Senior Secured Notes for the year ended March 31, 2024 (in thousands):

2026 Senior Secured Notes (1)
Notes redeemed	$2,050,000
Cash paid (excluding payments of accrued interest)	$2,088,438
Loss on early extinguishment of debt	$59,014

(1)    On February 6, 2024, we redeemed all of the outstanding 2026 Senior Secured Notes. Loss on the early extinguishment of debt for the 2026 Senior Secured Notes during the year ended March 31, 2024 includes the write off of debt issuance costs and other expenses of $20.6 million and a call premium of $38.4 million. The loss is reported within (loss) gain on early extinguishment of liabilities, net within our consolidated statement of operations.

2029 Senior Secured Notes and 2032 Senior Secured Notes

The 2029 Senior Secured Notes and 2032 Senior Secured Notes were issued pursuant to an indenture dated February 2, 2024 (“Indenture”). The 2029 Senior Secured Notes and 2032 Senior Secured Notes are secured by first priority liens on substantially all of our assets other than our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents, renewable energy tax credits and related assets and second priority liens on our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents, renewable energy tax credits and related assets.

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

If we sell certain of our assets, or experience specific kinds of changes of control followed by a rating decline, each holder of the 2029 Senior Secured Notes and 2032 Senior Secured Note will have the right to require us to offer to repurchase all or any part of that holder’s 2029 Senior Secured Notes and 2032 Senior Secured Notes at 101% of the aggregate principal amount of the 2029 Senior Secured Notes and 2032 Senior Secured Notes to be repurchased plus accrued and unpaid interest on the 2029 Senior Secured Notes and 2032 Senior Secured Notes repurchased to, but excluding, the date of purchase.

The Indenture contains other customary terms, events of default and covenants.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Compliance

At March 31, 2024, we were in compliance with the covenants under the Indenture.

Senior Unsecured Notes

The Partnership and NGL Energy Finance Corp. are co-issuers of the Senior Unsecured Notes, and the obligations under the Senior Unsecured Notes were fully and unconditionally guaranteed by certain of our existing and future restricted subsidiaries that incur or guarantee indebtedness under certain of our other indebtedness, including the ABL Facility. The indentures governing the Senior Unsecured Notes contained various customary covenants, which included certain covenants that govern our ability to (i) pay distributions on, purchase or redeem our common equity or purchase or redeem our subordinated debt, (ii) incur or guarantee additional indebtedness or issue preferred units, (iii) create or incur certain liens, (iv) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us, (v) consolidate, merge or transfer all or substantially all of our assets, and (vi) engage in transactions with affiliates.

Our obligations under the Senior Unsecured Notes could have been accelerated following certain events of default (subject to applicable cure periods), including, without limitation, (i) the failure to pay principal or interest when due, (ii) experiencing an event of default on certain other debt agreements, or (iii) certain events of bankruptcy or insolvency.

Issuances

On October 24, 2016, we issued $700.0 million of 7.5% senior unsecured notes due 2023 (“2023 Notes”). Interest is payable on May 1 and November 1 of each year. We redeemed all of the remaining outstanding 2023 Notes on March 31, 2023 (see “Redemptions” below).

On February 22, 2017, we issued $500.0 million of 2025 Notes. Interest is payable on March 1 and September 1 of each year. The 2025 Notes mature on March 1, 2025. On January 19, 2024, we delivered notice to the holders of the 2025 Notes that we intend to redeem the 2025 Notes on February 20, 2024. We redeemed all of the remaining outstanding 2025 Notes on February 20, 2024 (see “Redemptions” below).

On April 9, 2019, we issued $450.0 million of 2026 Notes in a private placement. Interest is payable on April 15 and October 15 of each year. The 2026 Notes mature on April 15, 2026. On February 2, 2024, we deposited $331.9 million with the trustee for the redemption of the 2026 Notes, which included the payment of accrued and unpaid interest of $12.0 million. As we met the requirements of discharge under the 2026 indenture dated February 4, 2021, we no longer have this liability as of March 31, 2024 (see “Redemptions” below).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Repurchases

The following table summarizes repurchases of Senior Unsecured Notes for the periods indicated:

	Year Ended March 31,
	2024	2023	2022
	(in thousands)
2023 Notes
Notes repurchased	$—	$272,316	$79,549
Cash paid (excluding payments of accrued interest)	$—	$265,127	$77,847
Gain on early extinguishment of debt (1)	$—	$6,555	$1,318

2025 Notes
Notes repurchased	$99,275	$—	$—
Cash paid (excluding payments of accrued interest)	$91,982	$—	$—
Gain on early extinguishment of debt (2)	$6,906	$—	$—

2026 Notes
Notes repurchased	$—	$12,500	$6,000
Cash paid (excluding payments of accrued interest)	$—	$10,789	$5,320
Gain on early extinguishment of debt (3)	$—	$1,611	$610

(1)    Gain on early extinguishment of debt for the 2023 Notes during the years ended March 31, 2023 and 2022 is inclusive of the write off of debt issuance costs of $0.6 million and $0.4 million, respectively. The gain is reported within (loss) gain on early extinguishment of liabilities, net within our consolidated statements of operations.
(2)    Gain on early extinguishment of debt for the 2025 Notes during the year ended March 31, 2024 is inclusive of the write off of debt issuance costs of $0.4 million. The gain is reported within (loss) gain on early extinguishment of liabilities, net within our consolidated statement of operations.
(3)    Gain on early extinguishment of debt for the 2026 Notes during the years ended March 31, 2023 and 2022 is inclusive of the write off of debt issuance costs of $0.1 million and $0.1 million respectively. The gain is reported within (loss) gain on early extinguishment of liabilities, net within our consolidated statements of operations.

Redemptions

The following table summarizes redemptions of Senior Unsecured Notes for the periods indicated:

	Year Ended March 31,
	2024	2023
	(in thousands)
2023 Notes (1)
Notes redeemed	$—	$203,386
Cash paid (excluding payments of accrued interest)	$—	$203,386
Loss on early extinguishment of debt	$—	$367

2025 Notes (2)
Notes redeemed	$280,745	$—
Cash paid (excluding payments of accrued interest)	$280,745	$—
Loss on early extinguishment of debt	$978	$—

2026 Notes (3)
Notes redeemed	$319,902	$—
Cash paid (excluding payments of accrued interest)	$319,902	$—
Loss on early extinguishment of debt	$2,159	$—

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(2)    On February 20, 2024, we redeemed all of the remaining outstanding 2025 Notes. Loss on the early extinguishment of debt for the 2025 Notes during the year ended March 31, 2024 includes the write off of debt issuance costs and other expenses of $1.0 million. The loss is reported within (loss) gain on early extinguishment of liabilities, net within our consolidated statement of operations.
(3)    On February 2, 2024, we deposited $331.9 million with the trustee for the redemption of the 2026 Notes, which included the repayment of accrued and unpaid interest of $12.0 million. As we met the requirements of discharge under the 2026 indenture dated February 4, 2021, we no longer had this liability as of March 31, 2024. Loss on the early extinguishment of debt for the 2026 Notes during the year ended March 31, 2024 includes the write off of debt issuance costs and other expenses of $2.2 million. The loss is reported within (loss) gain on early extinguishment of liabilities, net within our consolidated statement of operations.

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at March 31, 2024:

Year Ending March 31,	Term Loan B	Senior Secured Notes	Total
		(in thousands)
2025	$7,000	$—	$7,000
2026	7,000	—	7,000
2027	7,000	—	7,000
2028	7,000	—	7,000
2029	7,000	900,000	907,000
Thereafter	665,000	1,300,000	1,965,000
Total	$700,000	$2,200,000	$2,900,000

Amortization of Debt Issuance Costs

Amortization expense for debt issuance costs related to long-term debt was $10.2 million, $11.9 million and $12.2 million during the years ended March 31, 2024, 2023 and 2022, respectively.

The following table summarizes expected amortization of debt issuance costs at March 31, 2024 (in thousands):

Year Ending March 31,
2025	$7,590
2026	7,590
2027	7,590
2028	7,590
2029	7,252
Thereafter	11,566
Total	$49,178

Note 8—Commitments and Contingencies

Legal Contingencies

In August 2015, LCT Capital, LLC (“LCT”) filed a lawsuit against the GP and the Partnership seeking payment for investment banking services relating to the purchase of TransMontaigne Inc. and related assets in July 2014. After pre-trial rulings, LCT was limited to pursuing claims of (i) quantum meruit (the value of the services rendered by LCT) and (ii) fraudulent misrepresentation against the defendants. Following a jury trial conducted in Delaware state court from July 23, 2018 through August 1, 2018, the jury returned a verdict consisting of an award of $4.0 million for quantum meruit and $29.0 million for fraudulent misrepresentation, subject to statutory interest. On December 5, 2019, in response to the defendants’ post-trial motion, the Court issued an Order overturning the jury’s damages award and ordering the case to be set for a damages-only trial (“December 5th Order”). Both parties filed applications with the trial court asking the trial court to certify the December 5th Order for interlocutory, immediate review by the Appellate Court. On January 7, 2020, the Supreme Court of Delaware entered an Order accepting an interlocutory appeal of various issues relating to both the quantum meruit and fraudulent misrepresentation verdicts. The Supreme Court of Delaware heard oral arguments of the parties on November 4, 2020, took the matters presented under advisement and on January 28, 2021, issued a ruling that (a) LCT is not entitled to “benefit-of-the-bargain” damages on its fraud claim; (b) LCT is not entitled to receive fraudulent misrepresentation damages separate from its quantum meruit damages; (c) the trial court abused its discretion when it ordered a new trial on damages

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

relating to LCT’s claim of fraudulent misrepresentation; and (d) the trial court properly ordered a new trial on LCT’s claim of quantum meruit damages. The re-trial of the quantum meruit claim was conducted in Delaware state court from February 6, 2023 through February 15, 2023 and resulted in the jury returning a verdict consisting of an award of $36.0 million, subject to statutory interest and costs, as applicable. The GP and the Partnership contend that the jury verdict is not supportable by controlling law or the evidentiary record, and on July 28, 2023, filed their notice of appeal to the Supreme Court of Delaware which raises various issues relating to the quantum meruit verdict, including but not limited to, certain written orders and oral evidentiary and other rulings made prior to and during the February 2023 remand trial. On October 12, 2023, LCT filed its answering brief on appeal and cross-appellant’s opening brief on cross-appeal. The GP and the Partnership filed their reply and answering brief on cross-appeal on November 13, 2023. On February 7, 2024, the Supreme Court of Delaware held before the Court en Banc oral arguments for the appeal matters. On May 28, 2024, the Supreme Court of Delaware affirmed the jury verdict and remanded the case back to the trial court to re-calculate the amount of the pre- and post-judgment interest accrual. As of March 31, 2024, we accrued $62.1 million related to this matter, of which approximately $26.1 million represents interest accrued through March 31, 2024 and $0.1 million of costs awarded to the plaintiff. Interest will continue to accrue until the amount of the judgment is paid.

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

Environmental Matters

At March 31, 2024, we have an environmental liability, measured on an undiscounted basis, of $1.3 million, which is recorded within accrued expenses and other payables in our consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our business, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our business.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes changes in our asset retirement obligations, which is reported within other noncurrent liabilities in our consolidated balance sheets (in thousands):

Asset retirement obligations at March 31, 2022	$29,941
Liabilities incurred	3,880
Liabilities associated with disposed assets (1)	(1,493)
Liabilities settled	(391)
Accretion expense	3,226
Asset retirement obligations at March 31, 2023	35,163
Liabilities incurred	23,088
Liabilities associated with disposed assets (2)	(3,718)
Liabilities settled	(222)
Liabilities held for sale (3)	(356)
Accretion expense	2,619
Asset retirement obligations at March 31, 2024	$56,574

(1)    Relates to the sale of certain saltwater disposal wells and other long-lived assets within our Water Solutions segment (see Note 17).
(2)    Relates to the sale of certain saltwater disposal wells and other long-lived assets within our Water Solutions segment and the sale of a natural gas liquids terminal in our Liquids Logistics segment (see Note 17).
(3)    Relates to asset retirement obligations classified as held for sale for the sale of certain saltwater disposal assets within our Water Solutions segment (see Note 17).

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

Pipeline Capacity Agreement

We have a noncancelable agreement with a crude oil pipeline operator, which guarantees us minimum monthly shipping capacity on the pipeline. As a result, we are required to pay the minimum shipping fees if actual shipments are less than our allotted capacity. Under this agreement, we have the ability to recover minimum shipping fees previously paid if our shipping volumes exceed the minimum monthly shipping commitment during each month remaining under the agreement, and this agreement allows us to continue shipping up to six months after the maturity date of the contract in order to recapture previously paid minimum shipping delinquency fees.

The future minimum throughput payments under this agreement at March 31, 2024 were $30.4 million, of which all will be recognized during the year ending March 31, 2025.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Sales and Purchase Contracts

We have entered into product sales and purchase contracts for which we expect the parties to physically settle and deliver the inventory in future periods.

At March 31, 2024, we had the following commodity purchase commitments:

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Purchase Commitments:
Year Ending March 31,
2025	$76,134	1,037	$25,413	33,204
2026	—	—	4,464	6,510
2027	—	—	2,963	4,284
Total	$76,134	1,037	$32,840	43,998

Index-Price Commodity Purchase Commitments:
Year Ending March 31,
2025	$3,658,596	46,617	$950,129	996,662
2026	721,488	10,506	40,873	56,053
2027	—	—	12,642	25,200
Total	$4,380,084	57,123	$1,003,644	1,077,915

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

At March 31, 2024, we had the following commodity sale commitments:

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Sale Commitments:
Year Ending March 31,
2025	$76,593	1,037	$35,840	38,377
2026	—	—	4,888	6,136
2027	—	—	3,140	4,247
2028	—	—	74	80
Total	$76,593	1,037	$43,942	48,840

Index-Price Commodity Sale Commitments:
Year Ending March 31,
2025	$2,953,808	35,749	$538,274	479,487
2026	30,068	390	2,080	2,007
Total	$2,983,876	36,139	$540,354	481,494

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

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our consolidated balance sheet and are not included in the tables above. These

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

contracts are included in the derivative disclosures in Note 10, and represent $52.2 million of our prepaid expenses and other current assets and $34.7 million of our accrued expenses and other payables at March 31, 2024.

Other Commitments

We have noncancelable agreements for product storage, railcar spurs, capital projects and real estate. The following table summarizes future minimum payments under these agreements at March 31, 2024 (in thousands):

Year Ending March 31,
2025	$34,815
2026	6,379
2027	6,405
2028	2,353
2029	2,136
Thereafter	3,587
Total	$55,675

As part of the acquisition of Hillstone Environmental Partners, LLC, we assumed an obligation to pay a quarterly subsidy payment in the event that specified volumetric thresholds are not exceeded at a third-party facility (“Subsidy Agreement”). During the years ended March 31, 2023 and 2022, we recorded $1.3 million and $2.1 million, respectively, within operating expense in our consolidated statements of operations. The Subsidy Agreement expired on December 31, 2022.

Note 9—Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% GP interest and a 99.9% limited partner interest, which consists of common units. Our GP has the right, but not the obligation, to contribute a proportionate amount of capital to the Partnership to maintain its 0.1% GP interest. Our GP is not required to guarantee or pay any of our debts or obligations. At March 31, 2024, we owned 8.69% of our GP.

General Partner Contributions

In connection with the issuance of common units for the vesting of restricted units during the years ended March 31, 2024, 2023 and 2022, we issued 586, 1,232 and 1,103, respectively, notional units to our GP for less than $0.1 million in each of the years, in order to maintain its 0.1% interest in the Partnership.

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

On February 6, 2024, the board of directors of our GP declared a cash distribution of 50% of the outstanding distribution arrearages through December 31, 2023 to the holders of the Class B Preferred Units, the Class C Preferred Units and the Class D Preferred Units. The distributions were made on February 27, 2024 to the holders of record at the close of trading on February 16, 2024. See below for a further discussion.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Class B Preferred Units

As of March 31, 2024, there were 12,585,642 of our Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) outstanding.

The current distribution rate for the Class B Preferred Units is a floating rate of the three-month LIBOR interest rate (5.3314% for the quarter ended March 31, 2024) plus a spread of 7.213%. Effective July 3, 2023, the reference to LIBOR in the formulation for the distribution rate in these securities was replaced with three-month CME Term SOFR, as calculated and published by CME Group Benchmark Administration, Ltd., plus a tenor spread adjustment of 0.26161%, in accordance with the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), and the rules implementing the LIBOR Act.

On February 27, 2024, we made a distribution payment of $55.9 million to the holders of record of the Class B Preferred Units at the close of trading on February 16, 2024.

For the quarter ended March 31, 2024, we did not declare or pay distributions to the holders of the Class B Preferred Units, thus the estimated average quarterly distribution for March 31, 2024 is $0.7840 and the estimated cumulative distributions in arrears as of March 31, 2024 for each Class B preferred unit is $5.4571. In addition, the amount of cumulative but unpaid distributions shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full. The estimated total amount due as of March 31, 2024 is $68.7 million.

Class C Preferred Units

As of March 31, 2024, there were 1,800,000 of our Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) outstanding.

The current distribution rate for the Class C Preferred Units is 9.625% per year of the $25.00 liquidation preference per unit (equal to $2.41 per unit per year).

On February 27, 2024, we made a distribution payment of $7.3 million to the holders of record of the Class C Preferred Units at the close of trading on February 16, 2024.

For the quarter ended March 31, 2024, we did not declare or pay distributions to the holders of the Class C Preferred Units, thus the estimated average quarterly distribution for March 31, 2024 is $0.6016 and the estimated cumulative distributions in arrears as of March 31, 2024 for each Class C preferred unit is $4.8374. In addition, the amount of cumulative but unpaid distributions shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full. The estimated total amount due as of March 31, 2024 is $8.7 million.

On April 15, 2024, the distributions for the Class C Preferred Units will accumulate at a percentage of the $25.00 liquidation preference equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in accordance with our amended and restated limited partnership agreement (“Partnership Agreement”)) plus a spread of 7.384%.

Class D Preferred Units

As of March 31, 2024, there were 600,000 preferred units (“Class D Preferred Units”) and warrants exercisable to purchase an aggregate of 25,500,000 common units outstanding.

The following table summarizes the outstanding warrants at March 31, 2024:

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The current distribution rate for the Class D Preferred Units is 10.00% (equal to $100.00 per every $1,000 in unit value per year), and includes an additional 0.50% rate increase due to a Class D distribution payment default, as defined within our Partnership Agreement.

On February 27, 2024, we made a distribution payment of $115.0 million to the holders of record of the Class D Preferred Units at the close of trading on February 16, 2024.

For the quarter ended March 31, 2024, we did not declare or pay distributions to the holders of the Class D Preferred Units, thus the estimated average quarterly distribution for March 31, 2024 is $27.31 and the estimated cumulative distributions in arrears as of March 31, 2024 for each Class D preferred unit is $232.33. In addition, the amount of cumulative but unpaid distributions shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full. The estimated total amount due as of March 31, 2024 is $139.4 million.

On or after July 1, 2024, the holders of our Class D Preferred Units can elect, from time to time, for the distributions to be calculated based on a floating rate equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in accordance with our Partnership Agreement) plus a spread of 7.00% (“Class D Variable Rate”, as defined in our Partnership Agreement). Each Class D Variable Rate election shall be effective for at least four quarters following such election.

At any time after July 2, 2019 (“Closing Date”), the Partnership shall have the right to redeem all of the outstanding Class D Preferred Units at a price per Class D Preferred Unit equal to the sum of the then-unpaid accumulations with respect to such Class D Preferred Unit and the greater of either the applicable multiple on invested capital or the applicable redemption price based on an applicable internal rate of return, as more fully described in our Partnership Agreement. At any time on or after the eighth anniversary of the Closing Date, each Class D Preferred Unitholder will have the right to require the Partnership to redeem on a date not prior to the 180th day after such anniversary all or a portion of the Class D Preferred Units then held by such preferred unitholder for the then-applicable redemption price, which may be paid in cash or, at the Partnership’s election, a combination of cash and a number of common units not to exceed one-half of the aggregate then- applicable redemption price, as more fully described in our Partnership Agreement. Upon a Class D Change of Control (as defined in our Partnership Agreement), each Class D Preferred Unitholder will have the right to require the Partnership to redeem the Class D Preferred Units then held by such Preferred Unitholder at a price per Class D Preferred Unit equal to the applicable redemption price. The Class D Preferred Units generally will not have any voting rights, except with respect to certain matters which require the vote of the Class D Preferred Units. The Class D Preferred Units generally do not have any voting rights, except that the Class D Preferred Units shall be entitled to vote as a separate class on any matter on which unitholders are entitled to vote that adversely affects the rights, powers, privileges or preferences of the Class D Preferred Units in relation to other classes of Partnership Interests (as defined in our Partnership Agreement) or as required by law. The consent of a majority of the then-outstanding Class D Preferred Units, with one vote per Class D Preferred Unit, shall be required to approve any matter for which the preferred unitholders are entitled to vote as a separate class or the consent of the representative of the Class D Preferred Unitholders, as applicable.

Total Preferred Unit Distributions in Arrears and Subsequent Payments

The estimated total preferred unit distributions in arrears for all classes of preferred units are $216.8 million as of March 31, 2024.

On April 4, 2024, the board of directors of our GP declared a cash distribution of 55.4% of the outstanding distribution arrearages through the quarter ended March 31, 2024 to the holders of the Class B Preferred Units and the Class C Preferred Units. Each of the Class B Preferred Units received $3.0224 per unit and the Class C Preferred Units received $2.6790 per unit on April 18, 2024 to the holders of record at the close of trading on April 12, 2024. Additionally, on April 4, 2024, the board of directors of our GP declared a cash distribution 55.4% of the outstanding distribution arrearages through the quarter ended March 31, 2024 to the holders of the Class D Preferred Units. The Class D Preferred Units quarterly distribution of $77.1 million was made on April 18, 2024 to the holders of record at the close of trading on April 12, 2024.

On April 9, 2024, the board of directors of our GP declared a cash distribution to fully pay the remaining distribution arrearages and interest on the Class B Preferred Units and the Class C Preferred Units. Each of the Class B Preferred Units received $2.4750 to fully pay the remaining distribution arrearages and interest as of April 25, 2024, which included a distribution of $9.9 million earned during the quarter ended March 31, 2024. The distribution was paid on April 25, 2024 to the holders of record at the close of trading on April 19, 2024. Each of the Class C Preferred Units received $2.1860 to fully pay the remaining distribution arrearages and interest as of April 25, 2024, which included a distribution of $1.1 million earned during the quarter ended March 31, 2024. The distribution was paid on April 25, 2024 to the holders of record at the close of

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

trading on April 19, 2024. Additionally, on April 9, 2024, the board of directors of our GP declared a cash distribution of $63.0 million to the holders of the Class D Preferred Units to fully pay the remaining distribution arrearages and interest as of April 25, 2024, which included a distribution of $16.4 million earned during the quarter ended March 31, 2024. The distribution was made on April 25, 2024 to the holders of record at the close of trading on April 19, 2024.

Amended and Restated Partnership Agreement

On February 4, 2021, NGL Energy Holdings LLC executed the First Amendment to the Seventh Amended and Restated Agreement of Limited Partnership for the purpose of amending certain consent rights in relation to the Class D Preferred Units.

Equity-Based Incentive Compensation

Our GP adopted a long-term incentive plan (“LTIP”), which allowed for the issuance of equity-based compensation. Our GP granted certain restricted units to employees and directors, which vest in tranches, subject to the continued service of the recipients through the vesting date (“Service Awards”). The Service Awards may also vest upon a change of control, at the discretion of the board of directors of our GP. No distributions accrue to or are paid on the Service Awards during the vesting period. As the LTIP expired on May 10, 2021, we had no common units available for grant during the year ended March 31, 2024.

The following table summarizes the Service Award activity during the year ended March 31, 2024:

		Weighted-Average
		Grant Date
	Number of	Fair Value
	Units	Per Unit
Unvested Service Award units at March 31, 2023	627,975	$2.15
Units vested and issued	(606,725)	$2.15
Units forfeited	(21,250)	$2.15
Unvested Service Award units at March 31, 2024	—

In connection with the vesting of certain Service Awards during the year ended March 31, 2024, 21,302 of the newly-vested common units were surrendered by employees in satisfaction of $0.1 million of employee withholding taxes paid by the Partnership. Pursuant to the expiration of the LTIP discussed above, those surrendered units are not available for future grants.

During the years ended March 31, 2024, 2023 and 2022, we recorded compensation expense related to Service Awards of $1.1 million, $2.7 million and $3.3 million, respectively.

Note 10—Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities (excluding derivative instruments) approximate fair value because of the short-term nature of these instruments. Therefore, these assets and liabilities are not presented in the following table.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Derivatives

The following table summarizes, by level within the fair value hierarchy, the estimated fair values of our derivative assets and liabilities reported in our consolidated balance sheets at the dates indicated:

	March 31, 2024		March 31, 2023
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$4,798	$(7,517)	$63,553	$(6,043)
Level 2 measurements	54,040	(37,345)	25,128	(15,827)
	58,838	(44,862)	88,681	(21,870)

Netting of counterparty contracts (1)	(4,798)	4,798	(6,670)	6,670
Net cash collateral provided (held)	630	2,719	(47,686)	(114)
Derivatives	$54,670	$(37,345)	$34,325	$(15,314)

(1)    Relates to commodity derivative assets and liabilities that are expected to be net settled on an exchange or through a master netting arrangement with the counterparty. Our physical contracts that do not qualify as normal purchase normal sale transactions are not subject to such master netting arrangements.

The following table summarizes the accounts that include our derivative assets and liabilities in our consolidated balance sheets at the dates indicated:

	March 31,
	2024	2023
	(in thousands)
Prepaid expenses and other current assets	$54,670	$33,875
Other noncurrent assets	—	450
Accrued expenses and other payables	(36,679)	(14,752)
Other noncurrent liabilities	(666)	(562)
Net derivative asset	$17,325	$19,011

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes our open derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At March 31, 2024:
Crude oil fixed-price (1)	April 2024–March 2025	(174)	$(3,000)
Propane fixed-price (1)	April 2024–April 2025	6,980	1,870
Refined products fixed-price (1)	April 2024–December 2024	(244)	518
Butane fixed-price (1)	April 2024–March 2025	(982)	(2,222)
Variable-to-fixed interest rate swap (2)	April 2024–April 2026		515
Other	April 2024–March 2025		16,295
			13,976
Net cash collateral provided			3,349
Net derivative asset			$17,325

At March 31, 2023:
Crude oil fixed-price (1)	April 2023–March 2024	1,069	$52,613
Propane fixed-price (1)	April 2023–March 2025	(320)	(4,047)
Refined products fixed-price (1)	April 2023–July 2024	(429)	4,468
Butane fixed-price (1)	April 2023–March 2024	(830)	3,485
Other	April 2023–September 2024		10,292
			66,811
Net cash collateral held			(47,800)
Net derivative asset			$19,011

(1)    We may have fixed price physical purchases, including inventory, offset by floating price physical sales or floating price physical purchases offset by fixed price physical sales. These contracts are derivatives we have entered into as an economic hedge against the risk of mismatches between fixed and floating price physical obligations.
(2)    In March 2024, we entered into a $200.0 million interest rate swap to reduce the variability of cash outflows associated with our floating-rate, SOFR-based borrowings, including borrowings on the Term Loan B. Under this arrangement, we pay a fixed interest rate of 4.32% in exchange for SOFR-based variable interest through April 2026. The change in the fair value of the interest rate swap is recorded as a net gain or loss within interest expense in our consolidated statement of operations. There was $0.5 million of unrealized gains on our interest rate swap as of March 31, 2024.

The following table summarizes the net losses recorded from our commodity derivatives to revenues and cost of sales in our consolidated statements of operations for the periods indicated (in thousands):

Year Ended March 31,
2024	$(1,562)
2023	$(5,383)
2022	$(116,556)

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At March 31, 2024, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our consolidated balance sheets and recognized in our net income.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Interest Rate Risk

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the prime rate or SOFR. At March 31, 2024, there were no borrowings under the ABL Facility.

The Term Loan B is variable-rate debt with interest rates that are generally indexed to the SOFR. At March 31, 2024, there was $700.0 million of outstanding borrowings under the Term Loan B at a weighted average interest rate of 5.33% plus a margin of 4.50%.

In March 2024, we entered into a $200.0 million interest rate swap to reduce the variability of cash outflows associated with our floating-rate, SOFR-based borrowings, including borrowings on the Term Loan B.

The current distribution rate for the Class B Preferred Units is a floating rate of the three-month LIBOR interest rate (5.3314% for the quarter ended March 31, 2024) plus a spread of 7.213%. Effective July 3, 2023, the reference to LIBOR in the formulation for the distribution rate in these securities was replaced with three-month CME Term SOFR, as calculated and published by CME Group Benchmark Administration, Ltd., plus a tenor spread adjustment of 0.26161% in accordance with the LIBOR Act, and the rules implementing the LIBOR Act.

On April 15, 2024, the distributions for the Class C Preferred Units will accumulate at a percentage of the $25.00 liquidation preference equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in accordance with our Partnership Agreement) plus a spread of 7.384%. On or after July 1, 2024, the holders of our Class D Preferred Units can elect, from time to time, for the distributions to be calculated based on a floating rate equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in accordance with our Partnership Agreement) plus the Class D Variable Rate. Each Class D Variable Rate election shall be effective for at least four quarters following such election.

Fair Value of Fixed-Rate Notes

The following table provides fair values estimates of our fixed-rate notes at March 31, 2024 (in thousands):

2029 Senior Secured Notes	$921,375
2032 Senior Secured Notes	$1,332,500

For the 2029 Senior Secured Notes and 2032 Senior Secured Notes, the fair value estimates were developed based on publicly traded quotes and would be classified as Level 2 in the fair value hierarchy.

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

See Note 1 for a discussion of the products and services of our reportable segments. The remainder of our business operations is presented as “Corporate and Other” and consists of certain corporate expenses that are not allocated to the reportable segments. The following table summarizes revenues related to our segments for the periods indicated:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Year Ended March 31,
	2024	2023	2022
	(in thousands)
Revenues:
Water Solutions:
Topic 606 revenues
Disposal service fees (1)	$598,046	$547,716	$413,301
Sale of recovered crude oil	107,367	120,705	77,203
Sale of water	11,594	17,509	39,518
Other service revenues (1)	13,030	11,108	14,844
Non-Topic 606 revenues	781	—	—
Total Water Solutions revenues	730,818	697,038	544,866
Crude Oil Logistics:
Topic 606 revenues
Crude oil sales	1,597,238	2,376,434	2,432,393
Crude oil transportation and other sales	50,151	89,502	75,484
Non-Topic 606 revenues	9,222	7,476	8,687
Elimination of intersegment sales	(547)	(8,590)	(11,068)
Total Crude Oil Logistics revenues	1,656,064	2,464,822	2,505,496
Liquids Logistics:
Topic 606 revenues
Refined products sales	2,192,783	2,554,084	1,899,898
Propane sales	735,698	1,156,821	1,322,210
Butane sales	627,400	772,085	861,998
Other products sales	377,744	565,706	551,841
Service sales	8,209	7,944	8,781
Non-Topic 606 revenues	627,855	476,404	254,148
Elimination of intersegment sales	—	—	(1,323)
Total Liquids Logistics revenues	4,569,689	5,533,044	4,897,553
Total revenues	$6,956,571	$8,694,904	$7,947,915

(1)    For the years ended March 31, 2023 and 2022, respectively, $2.7 million and $0.5 million of revenues, which were included in Other Service Revenues in our 2023 Annual Report, are now included in Disposal Service Fees.

During the years ended March 31, 2024, 2023 and 2022, our Liquids Logistics revenues included $132.1 million, $211.0 million and $238.0 million of non-US revenues, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes depreciation and amortization expense (including amortization expense recorded within interest expense, cost of sales and operating expenses in Note 6 and Note 7) and operating income (loss) by segment for the periods indicated:

	Year Ended March 31,
	2024	2023	2022
	(in thousands)
Depreciation and Amortization:
Water Solutions	$214,727	$207,328	$214,805
Crude Oil Logistics	36,922	46,577	48,489
Liquids Logistics	10,632	13,575	19,000
Corporate and Other	20,450	23,399	23,914
Total	$282,731	$290,879	$306,208

Operating Income (Loss):
Water Solutions	$231,256	$198,924	$94,851
Crude Oil Logistics	52,074	81,524	45,033
Liquids Logistics	2,481	66,624	(8,441)
Corporate and Other	(108,239)	(57,909)	(48,400)
Total	$177,572	$289,163	$83,043

The following table summarizes additions to property, plant and equipment and intangible assets by segment for the periods indicated. This information has been prepared on the accrual basis, and includes property, plant and equipment and intangible assets acquired in acquisitions.

	Year Ended March 31,
	2024	2023	2022
	(in thousands)
Water Solutions	$145,048	$123,180	$115,267
Crude Oil Logistics	6,905	9,649	6,422
Liquids Logistics	15,791	5,704	11,185
Corporate and Other	2,323	2,207	2,148
Total	$170,067	$140,740	$135,022

The following tables summarize long-lived assets (consisting of property, plant and equipment, intangible assets, operating lease right-of-use assets and goodwill) and total assets by segment at the dates indicated:

	March 31,
	2024	2023
	(in thousands)
Long-lived assets, net:
Water Solutions	$2,608,007	$2,810,534
Crude Oil Logistics	827,248	870,999
Liquids Logistics (1)	298,595	363,736
Corporate and Other	34,267	39,363
Total	$3,768,117	$4,084,632

(1)    Includes $10.2 million and $12.5 million of non-US long-lived assets at March 31, 2024 and 2023, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	March 31,
	2024	2023
	(in thousands)
Total assets:
Water Solutions	$2,818,444	$3,009,869
Crude Oil Logistics	1,368,461	1,616,953
Liquids Logistics (1)	686,885	774,221
Corporate and Other	79,707	55,101
Assets held for sale (Note 17)	66,597	—
Total	$5,020,094	$5,456,144

(1)    Includes $22.1 million and $32.3 million of non-US total assets at March 31, 2024 and 2023, respectively.

Note 12—Transactions with Affiliates

The following table summarizes our related party transactions for the periods indicated:

	Year Ended March 31,
	2024	2023	2022
	(in thousands)
Purchases from equity method investees	$1,281	$1,872	$1,091
Purchases from entities affiliated with management	$100	$—	$1,489

Accounts receivable from affiliates consist of the following at the dates indicated:

	March 31,
	2024	2023
	(in thousands)
Equity method investees	$1,501	$673
NGL Energy Holdings LLC (1)	—	11,688
Entities affiliated with management	—	1
Total	$1,501	$12,362

(1)    The outstanding receivable balance, which related to legal costs associated with the LCT legal matter (see Note 8), was written off, as it was determined that the Partnership should bear the financial responsibility for the litigation.

Accounts payable to affiliates consist of the following at the dates indicated:

	March 31,
	2024	2023
	(in thousands)
Equity method investees	$36	$64
Entities affiliated with management	1	1
Total	$37	$65

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 13—Employee Benefit Plan

We have established a defined contribution 401(k) plan to assist our eligible employees in saving for retirement on a tax-deferred basis. The 401(k) plan permits all eligible employees to make voluntary pre-tax contributions to the plan, subject to applicable tax limitations. For every dollar that employees contribute up to 4% of their eligible compensation (as defined in the plan), we contribute one dollar, plus 50 cents for every dollar employees contribute between 4 and 6% of their eligible compensation (as defined in the plan). Our matching contributions vest over an employee’s first two years of employment, subject to a participant’s continued service. Expenses under the plan for the years ended March 31, 2024, 2023 and 2022 were $2.8 million, $2.8 million and $2.9 million, respectively.

Note 14—Revenue from Contracts with Customers

We recognize revenue for services and products under revenue contracts as our obligations to either perform services or deliver or sell products under the contracts are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation in the contract and is recognized as revenue when, or as, the performance obligation is satisfied. Our revenue contracts in scope under ASC 606 primarily have a single performance obligation. The evaluation of when performance obligations have been satisfied and the transaction price that is allocated to our performance obligations requires significant judgment and assumptions, including our evaluation of the timing of when control of the underlying good or service has transferred to our customers and the relative stand-alone selling price of goods and services provided to customers under contracts with multiple performance obligations. Actual results can vary from those judgments and assumptions. We do not have any material contracts with multiple performance obligations or under which we receive material amounts of non-cash consideration. Our costs to obtain or fulfill our revenue contracts were not material as of March 31, 2024.

The majority of our revenue agreements are in scope under ASC 606 and the remainder of our revenue comes from contracts that are accounted for as derivatives under ASC 815 or that contain nonmonetary exchanges or leases in the scope of ASC 845 and ASC 842, respectively. See Note 11 for a detail of disaggregated revenue. Revenue from contracts accounted for as derivatives under ASC 815 within our Liquids Logistics segment includes net gains of $36.2 million, $4.2 million and $2.4 million, respectively, during the years ended March 31, 2024, 2023 and 2022, related to changes in the mark-to-market value of these contracts recorded.

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

Water Solutions Performance Obligations

Within the Water Solutions segment, revenue is disaggregated into two primary revenue streams that include service revenue and commodity sales revenue. For contracts involving disposal services, we accept produced water and solids for disposal at our facilities. In cases where we have agreed within a contract to remove crude oil from the produced water, the skim oil will be valued as non-cash consideration. Ordinarily, the fair value of the skim oil should be estimated at the contract inception date; however, due to variability of the form of the non-cash consideration, the amount and dollar value are unknown at the contract inception date. Accordingly, ASC 606-10-32-11 allows us to value the skim oil on the date in which the value becomes known.

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

For revenue received from services rendered, we are obligated to provide throughput services to move crude oil via pipeline or railcar or to provide terminal maintenance services. In either case, the obligation is satisfied over time utilizing the output method based on each volume of crude oil that is moved from the origination point to the final destination or based on the passage of time.

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

Remaining Performance Obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we utilized the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these contracts. The following table summarizes the amount and timing of revenue recognition for such contracts at March 31, 2024 (in thousands):

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Year Ending March 31,
2025	$115,348
2026	69,497
2027	54,787
2028	43,627
2029	42,524
Thereafter	55,152
Total	$380,935

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following tables summarize the balances of our contract assets and liabilities at the dates indicated:

	March 31, 2024	March 31, 2023
	(in thousands)
Accounts receivable from contracts with customers	$415,961	$425,760
Contract assets (current)	$—	$10,050

Contract liabilities at March 31, 2022	$7,667
Payment received and deferred	62,969
Payment recognized in revenue	(56,116)
Contract liabilities at March 31, 2023	14,520
Payment received and deferred	59,401
Payment recognized in revenue	(56,824)
Liabilities held for sale (1)	(164)
Contract liabilities at March 31, 2024	$16,933

(1)    Relates to contract liabilities classified as held for sale for the sale of certain freshwater water solutions facilities within our Water Solutions segment (see Note 17).

Note 15—Leases

Lessee Accounting

Our leasing activity primarily consists of product storage, office space, real estate, railcars, and equipment. We determine if an agreement contains a lease at the inception of the arrangement. If an arrangement is determined to contain a lease, we classify the lease as an operating lease or a finance lease depending on the terms of the arrangement. Our leases are classified as operating and finance leases. Operating lease right-of-use assets represent our right to use an underlying asset for the lease term when we control the use of the asset by obtaining substantially all of the economic benefits of the asset and directing the use of the asset. Operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and operating lease liabilities with an initial term of greater than one year are recognized at the commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Our incremental borrowing rate represents the interest rate which we would pay to borrow, on a collateralized basis, an amount equal to the lease payments over a similar term in a similar economic environment. We do not have any leases that provide for guarantees of residual value.

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

At March 31, 2024, we had operating lease right-of-use assets of $97.2 million and current and noncurrent operating lease obligations of $31.1 million and $70.6 million, respectively, on our consolidated balance sheet. During the year ended March 31, 2024, we recorded an impairment of $2.4 million for certain leases in our Water Solutions segment due to

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

underutilization of certain freshwater wells. At March 31, 2023, we had operating lease right-of-use assets of $90.2 million and current and noncurrent operating lease obligations of $34.2 million and $58.5 million, respectively, on our consolidated balance sheet. During the year ended March 31, 2023, an impairment of the operating lease right-of-use asset of $1.5 million was recorded for underperforming terminals in our Crude Oil Logistics segment and an impairment of $0.1 million was recorded for underperforming terminals in our Liquids Logistics segment. Also, during the year ended March 31, 2023, we recorded an impairment of the operating lease right-of-use asset of $0.1 million related to an office lease in our Crude Oil Logistics segment and a $0.3 million loss related to the termination of leases in our Crude Oil Logistics segment.

At March 31, 2024, the weighted-average remaining lease term and weighted-average discount rate for our operating leases was 5.70 years and 9.39%, respectively. At March 31, 2023, the weighted-average remaining lease term and weighted-average discount rate for our operating leases was 5.71 years and 9.61%, respectively.

The following table summarizes the components of our lease cost for the periods indicated:

	Year Ended March 31,
	2024	2023	2022
	(in thousands)
Operating lease cost (1)	$47,594	$51,525	$58,535
Variable lease cost (1)	31,118	29,742	22,130
Short-term lease cost (1)	931	341	351
Finance lease cost
Amortization of right-of-use asset (2)	5	3	—
Interest on lease obligation (3)	12	9	—
Total lease cost	$79,660	$81,620	$81,016

(1)    Included in operating expenses in our consolidated statements of operations.
(2)    Included in depreciation and amortization expense in our consolidated statements of operations.
(3)    Included in interest expense in our consolidated statement of operations.

The following table summarizes maturities of our lease obligations at March 31, 2024 (in thousands):

	Operating	Finance
Year Ending March 31,	Leases	Lease (1)
2025	$38,364	$28
2026	25,566	28
2027	19,393	28
2028	16,461	9
2029	7,992	—
Thereafter	23,392	—
Total lease payments	131,168	93
Less imputed interest	(29,505)	(18)
Total lease obligations	$101,663	$75

(1)    At March 31, 2024, the short-term finance lease obligation of less than $0.1 million is included in accrued expenses and other payables and the long-term finance lease obligation of $0.1 million is included in other noncurrent liabilities in our consolidated balance sheet.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes supplemental cash flow information related to our leases for the periods indicated:

	Year Ended March 31,
	2024	2023	2022
	(in thousands)
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease obligations
Operating cash outflows from operating leases	$47,687	$51,147	$57,449
Operating cash outflows from finance lease	$12	$9	$—
Financing cash outflows from finance lease	$16	$10	$—

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$53,338	$32,984	$14,950
Finance lease	$—	$102	$—

Lessor Accounting and Subleases

Our lessor arrangements include storage and railcar contracts, of which certain agreements contain renewal options for periods of between one year and five years. We determine if an agreement contains a lease at the inception of the arrangement. If an arrangement is determined to contain a lease, we classify the lease as operating, sales-type or direct financing. Lessor accounting under ASC 842 is substantially unchanged and all of our leases will continue to be classified as operating leases. We also, from time to time, sublease certain of our storage capacity and railcars to third-parties. Fixed rental revenue is recognized on a straight-line basis over the lease term. During the years ended March 31, 2024, 2023 and 2022, fixed rental revenue was $17.8 million, $13.9 million and $14.4 million, which includes $6.2 million, $3.8 million and $1.4 million of sublease revenue, respectively.

The following table summarizes future minimum lease payments to be received under various noncancelable operating lease agreements at March 31, 2024 (in thousands):

Year Ending March 31,
2025	$10,922
2026	11,047
2027	9,741
2028	6,669
2029	1,827
Thereafter	2,935
Total	$43,141

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes changes in our allowance for expected credit losses for the periods indicated:

	Accounts Receivable - Trade	Notes Receivable and Other
	(in thousands)
Allowance for expected credit loss at March 31, 2021	$2,192	$458
Change in provision for expected credit losses	929	—
Write-offs charged against the provision	(491)	—
Disposition of Sawtooth (See Note 17)	(4)	—
Allowance for expected credit loss at March 31, 2022	2,626	458
Change in provision for expected credit losses	25	(410)
Write-offs charged against the provision	(687)	—
Allowance for expected credit loss at March 31, 2023	1,964	48
Change in provision for expected credit losses	367	104
Write-offs charged against the provision	(660)	—
Allowance for expected credit loss at March 31, 2024	$1,671	$152

Note 17—Other Matters

Dispute Settlement

During the three months ended December 31, 2022, we recorded other income of $29.5 million to settle a dispute associated with commercial activities not occurring in the current reporting periods. We received payment on December 29, 2022. This amount is recorded within other income, net in our consolidated statement of operations for the year ended March 31, 2023.

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

Acquisition and Disposition of Certain Saltwater Disposal Assets

On June 21, 2023, we sold certain saltwater disposal assets in the Eagle Ford Basin to a third-party for total consideration of $3.0 million, of which $0.05 million was in cash and $2.95 million was a loan receivable. The buyer also assumed certain asset retirement obligations associated with the saltwater disposal assets. Interest on the loan receivable is based on the prime rate and is due monthly beginning on August 1, 2023. The loan receivable matures on December 31, 2025. We recorded a loss of $5.4 million within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2024.

On March 6, 2024, we acquired a 51% voting interest in these previously sold saltwater disposal assets, which we are accounting for as an acquisition of assets. Total consideration for this acquisition was $3.0 million, which included the termination of a loan receivable (discussed above), and was allocated to property, plant and equipment, asset retirement obligation and noncontrolling interest.

Dispositions

Sale of Certain Saltwater Disposal Assets

On March 31, 2023, we sold certain saltwater disposal assets in the Midland Basin to two third-parties for total consideration of $13.6 million, of which $5.0 million was in cash and $8.6 million was a loan receivable. The buyer also assumed certain asset retirement obligations and contingent consideration liabilities associated with the saltwater disposal assets. Interest on the loan receivable is based on the prime rate and is due monthly beginning on September 1, 2023. The loan

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

receivable matures on April 1, 2026. We recorded a loss of $18.8 million within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2023.

On July 25, 2023, we entered into an agreement in which we terminated a minimum volume water disposal contract and sold certain saltwater disposal assets and intangible assets in the Pinedale Anticline Basin to a third-party for total consideration of $8.7 million in cash. The buyer also assumed certain asset retirement obligations associated with the saltwater disposal assets. For this transaction, the consideration was allocated between the termination of the water disposal contract and the sale of assets based on their relative fair values. The terminated contract included a minimum volume commitment through December 31, 2025. Approximately $7.8 million of the total consideration was allocated to the termination of the water disposal contract and was recognized as revenue, and the remaining $0.9 million was allocated to the sale of assets. We recorded a loss of $21.2 million on the sale within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2024.

On December 8, 2023, we sold certain saltwater disposal assets and intangible assets in the Delaware Basin to a third-party for total consideration of $12.0 million in cash. The buyer also assumed certain asset retirement obligations associated with the saltwater disposal assets. We recorded a loss of $1.3 million on the sale within loss on disposal or impairment of assets, net in our consolidated statement of operation for the year ended March 31, 2024.

As these sale transactions did not represent a strategic shift that will have a major effect on our operations or financial results, operations related to these portions of our Water Solutions segment have not been classified as discontinued operations.

Sale of Certain Natural Gas Liquids Terminals

On July 24, 2023, we sold two natural gas liquids terminals in the Pacific Northwest to a third-party for total consideration of $16.0 million in cash. Also, as part of this transaction, we wrote off goodwill allocated to this transaction and terminated an existing lease. We recorded a gain of $6.8 million within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2024.

On November 15, 2023, we sold a certain other natural gas liquids terminal to a third-party for total consideration of $2.3 million in cash. The buyer also assumed certain asset retirement obligations associated with the natural gas liquids terminal. As part of this transaction, we also terminated an existing lease. We recorded a gain of $1.6 million on the sale within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2024.

As these sale transactions did not represent a strategic shift that will have a major effect on our operations or financial results, operations related to these portions of our Liquids Logistics segment have not been classified as discontinued operations.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Assets and Liabilities Held for Sale

As discussed in Note 18, at March 31, 2024, we met the criteria for classifying the assets and liabilities of certain freshwater water solutions facilities, certain saltwater disposal assets and certain real estate as held for sale. Upon classification as held for sale, we recorded a loss of $1.6 million to write down certain saltwater disposal assets to fair value less cost to sell within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2024, and a valuation allowance included in assets held for sale in our March 31, 2024 consolidated balance sheet. The following table summarizes the major classes of assets and liabilities classified as held for sale at March 31, 2024 (in thousands):

Assets Held for Sale
Accounts receivable-trade, net	$565
Prepaid expenses and other current assets	13
Property, plant and equipment, net	14,354
Goodwill	4,108
Intangible assets, net	49,179
Valuation allowance on assets held for sale	(1,622)
Total assets held for sale	$66,597

Liabilities Held for Sale
Accounts payable-trade	$63
Accrued expenses and other payables	31
Advance payments received from customers	164
Other noncurrent liabilities	356
Total liabilities held for sale	$614

As these sale transactions did not represent a strategic shift that will have a major effect on our operations or financial results, operations related to these portions of our Water Solutions segment have not been classified as discontinued operations.

Note 18—Subsequent Events

Dispositions

Sale of Certain Freshwater Water Solutions Facilities

On April 5, 2024, we sold approximately 122,250 acres of real estate on two ranches located in Eddy and Lea Counties, New Mexico to a third-party for total consideration of $69.3 million, including working capital. Our two ranches include fee, state and federal agricultural leased property, certain water rights, freshwater wells, and related freshwater infrastructure. See Note 17 for a summary of assets and liabilities held for sale at March 31, 2024.

Sale of Certain Saltwater Disposal Assets

On April 15, 2024, we sold certain saltwater disposal assets and intangible assets in the Delaware Basin to a third-party for total consideration of $4.2 million. See Note 17 for a summary of assets and liabilities held for sale at March 31, 2024.

Sale of Certain Real Estate

On May 14, 2024, we sold approximately 1,400 acres of real estate located in Lea County, New Mexico to a third-party for total consideration of $8.0 million. See Note 17 for a summary of assets and liabilities held for sale at March 31, 2024.

Distributions Declared

On April 4, 2024, the board of directors of our GP declared a cash distribution of 55.4% of the outstanding distribution arrearages through the quarter ended March 31, 2024 to the holders of the Class B Preferred Units, the Class C Preferred Units and the Class D Preferred Units. The total distribution of $120.0 million was made on April 18, 2024 to the holders of record at the close of trading on April 12, 2024. See Note 9 for a further discussion of this transaction.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

On April 9, 2024, the board of directors of our GP declared a cash distribution to fully pay the remaining distribution arrearages and interest to the holders of the Class B Preferred Units, the Class C Preferred Units and the Class D Preferred Units. The total distribution of $98.1 million was made on April 25, 2024 to the holders of record at the close of trading on April 19, 2024. See Note 9 for a further discussion of this transaction.

Interest Rate Swap

In April 2024, we entered into a $200.0 million interest rate swap to reduce the variability of cash outflows associated with our floating-rate, SOFR-based borrowings, including borrowings on the Term Loan B. Under this arrangement, we pay a fixed interest rate of 4.79% in exchange for SOFR-based variable interest through April 2026.

Legal Contingencies

On May 28, 2024, the Supreme Court of Delaware affirmed the jury’s verdict against us in the LCT legal matter (see Note 8).

Common Unit Repurchase Program

On June 5, 2024, the board of directors of our GP authorized a common unit repurchase program, under which we may repurchase up to $50.0 million of our outstanding common units from time to time in the open market or in other privately negotiated transactions. This program does not have a fixed expiration date.