Form 10-Q
period 2024-06-30
NGL Energy Partners LP
filed 2024-08-08
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

At August 6, 2024, there were 132,512,766 common units issued and outstanding.

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
•changes in general economic conditions, including market and macroeconomic disruptions resulting from global pandemics and related governmental responses, and international military conflicts (such as the war in Ukraine, the conflict between Israel and Hamas and conflicts involving Iran and its proxy forces);
•political pressure and influence of environmental groups upon policies and decisions related to the production, gathering, refining, processing, fractionation, transportation and sale of crude oil, refined products, natural gas, natural gas liquids, gasoline, diesel or biodiesel; and
•information technology risks including the risk from cyberattacks, cybersecurity breaches, and other disruptions to our information systems.

You should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report. Except as may be required by state and federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events, or otherwise. When considering forward-looking statements, please review the risks discussed under Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in Thousands, except unit amounts)

	June 30, 2024	March 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,269	$38,909
Accounts receivable-trade, net of allowance for expected credit losses of $2,173 and $1,671, respectively	752,392	814,087
Accounts receivable-affiliates	1,501	1,501
Inventories	158,710	130,907
Prepaid expenses and other current assets	72,385	126,933
Assets held for sale	—	66,597
Total current assets	990,257	1,178,934
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $1,049,187 and $1,011,274, respectively	2,125,421	2,096,702
GOODWILL	634,282	634,282
INTANGIBLE ASSETS, net of accumulated amortization of $347,932 and $332,560, respectively	928,687	939,978
INVESTMENTS IN UNCONSOLIDATED ENTITIES	19,219	20,305
OPERATING LEASE RIGHT-OF-USE ASSETS	91,544	97,155
OTHER NONCURRENT ASSETS	50,169	52,738
Total assets	$4,839,579	$5,020,094
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$627,714	$707,536
Accounts payable-affiliates	6	37
Accrued expenses and other payables	175,513	213,757
Advance payments received from customers	25,439	17,313
Current maturities of long-term debt	7,846	7,000
Operating lease obligations	28,033	31,090
Liabilities held for sale	—	614
Total current liabilities	864,551	977,347
LONG-TERM DEBT, net of debt issuance costs of $47,337 and $49,178, respectively, and current maturities	3,018,427	2,843,822
OPERATING LEASE OBLIGATIONS	67,270	70,573
OTHER NONCURRENT LIABILITIES	124,067	129,185
COMMITMENTS AND CONTINGENCIES (NOTE 7)

CLASS D 9.00% PREFERRED UNITS, 600,000 and 600,000 preferred units issued and outstanding, respectively	551,097	551,097
REDEEMABLE NONCONTROLLING INTEREST	174	—

EQUITY:
General partner, representing a 0.1% interest, 132,645 and 132,645 notional units, respectively	(52,853)	(52,834)
Limited partners, representing a 99.9% interest, 132,512,766 and 132,512,766 common units issued and outstanding, respectively	(101,095)	134,807
Class B preferred limited partners, 12,585,642 and 12,585,642 preferred units issued and outstanding, respectively	305,468	305,468
Class C preferred limited partners, 1,800,000 and 1,800,000 preferred units issued and outstanding, respectively	42,891	42,891
Accumulated other comprehensive loss	(523)	(499)
Noncontrolling interests	20,105	18,237
Total equity	213,993	448,070
Total liabilities and equity	$4,839,579	$5,020,094
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Three Months Ended June 30,
	2024	2023
REVENUES:
Water Solutions	$181,410	$181,302
Crude Oil Logistics	280,103	464,390
Liquids Logistics	925,746	970,412
Total Revenues	1,387,259	1,616,104
COST OF SALES:
Water Solutions	1,000	2,569
Crude Oil Logistics	249,497	425,299
Liquids Logistics	922,711	947,247
Corporate and Other	—	4,214
Total Cost of Sales	1,173,208	1,379,329
OPERATING COSTS AND EXPENSES:
Operating	72,533	76,681
General and administrative	15,014	20,291
Depreciation and amortization	62,219	68,979
Gain on disposal or impairment of assets, net	(10,666)	(1,196)
Operating Income	74,951	72,020
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	300	91
Interest expense	(69,739)	(59,522)
Gain on early extinguishment of liabilities, net	—	6,808
Other income, net	167	306
Income Before Income Taxes	5,679	19,703
INCOME TAX BENEFIT (EXPENSE)	4,796	(140)
Net Income	10,475	19,563
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(792)	(262)
NET INCOME ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$9,683	$19,301
NET LOSS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(19,112)	$(14,482)
BASIC AND DILUTED LOSS PER COMMON UNIT	$(0.14)	$(0.11)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	132,512,766	131,927,343

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in Thousands)

	Three Months Ended June 30,
	2024	2023
Net income	$10,475	$19,563
Other comprehensive (loss) income	(24)	16
Comprehensive income	$10,451	$19,579

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Three Months Ended June 30, 2024
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common
	General Partner	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCE AT MARCH 31, 2024	$(52,834)	14,385,642	$348,359	132,512,766	$134,807	$(499)	$18,237	$448,070
Contributions from noncontrolling interest owners	—	—	—	—	—	—	1,619	1,619
Distributions to preferred unitholders (Note 8)	—	—	—	—	(245,604)	—	—	(245,604)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(543)	(543)
Net (loss) income	(19)	—	—	—	9,702	—	792	10,475
Other comprehensive loss	—	—	—	—	—	(24)	—	(24)
BALANCE AT JUNE 30, 2024	$(52,853)	14,385,642	$348,359	132,512,766	$(101,095)	$(523)	$20,105	$213,993

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Three Months Ended June 30, 2023
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common
	General Partner	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCE AT MARCH 31, 2023	$(52,551)	14,385,642	$348,359	131,927,343	$455,564	$(450)	$16,507	$767,429
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(377)	(377)
Equity issued pursuant to incentive compensation plan	—	—	—	—	474	—	—	474
Net (loss) income	(14)	—	—	—	19,315	—	262	19,563
Other comprehensive income	—	—	—	—	—	16	—	16
BALANCE AT JUNE 30, 2023	$(52,565)	14,385,642	$348,359	131,927,343	$475,353	$(434)	$16,392	$787,105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in Thousands)

	Three Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES:
Net income	$10,475	$19,563
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	65,192	73,210
Gain on early extinguishment of liabilities, net	—	(6,808)
Equity-based compensation expense	—	474
Gain on disposal or impairment of assets, net	(10,666)	(1,196)
Change in provision for expected credit losses	636	(9)
Net adjustments to fair value of derivatives	12,976	(12,890)
Equity in earnings of unconsolidated entities	(300)	(91)
Distributions of earnings from unconsolidated entities	475	333
Lower of cost or net realizable value adjustments	4,234	5,991
Other	(97)	739
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable-trade and affiliates	60,991	141,016
Inventories	(36,817)	(49,022)
Other current and noncurrent assets	34,098	24,206
Accounts payable-trade and affiliates	(81,189)	(153,931)
Other current and noncurrent liabilities	(78,067)	13,526
Net cash (used in) provided by operating activities	(18,059)	55,111
INVESTING ACTIVITIES:
Capital expenditures	(59,923)	(35,801)
Net settlements of derivatives	2,029	12,430
Proceeds from sales of assets	15,879	21,131
Proceeds from divestitures of businesses and investments, net	69,320	—
Investments in unconsolidated entities	—	(258)
Distributions of capital from unconsolidated entities	911	1,057
Net cash provided by (used in) investing activities	28,216	(1,441)
FINANCING ACTIVITIES:
Proceeds from borrowings under ABL Facility	389,000	528,000
Payments on ABL Facility	(220,000)	(486,000)
Payments on Term Loan B	(1,750)	—
Proceeds from borrowings on other long-term debt	6,360	—
Repayment and repurchase of senior unsecured notes	—	(91,982)
Debt issuance costs	(328)	(472)
Contributions from noncontrolling interest owners	1,793	—
Distributions to preferred unitholders	(218,091)	—
Distributions to noncontrolling interest owners	(543)	(377)
Payments to settle contingent consideration liabilities	(233)	(480)
Principal payments of finance lease	(5)	(4)
Net cash used in financing activities	(43,797)	(51,315)
Net (decrease) increase in cash and cash equivalents	(33,640)	2,355
Cash and cash equivalents, beginning of period	38,909	5,431
Cash and cash equivalents, end of period	$5,269	$7,786
Supplemental cash flow information:
Cash interest paid	$98,231	$25,561
Income taxes paid (net of income tax refunds)	$1,523	$1,352
Supplemental non-cash investing and financing activities:
Distributions declared but not paid to preferred unitholders	$27,513	$—
Accrued capital expenditures	$26,472	$15,324
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Organization and Operations

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware master limited partnership. NGL Energy Holdings LLC serves as our general partner (“GP”). At June 30, 2024, our operations included three segments:

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
•Our Crude Oil Logistics segment purchases crude oil from producers and marketers and transports it to refineries or for resale at pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs, and provides storage, terminaling, and transportation services through its owned assets. Our activities in this segment are supported by certain long-term, fixed rate contracts which include minimum volume commitments on our storage tanks and owned and leased pipelines.
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

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim consolidated financial information in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the unaudited condensed consolidated financial statements exclude certain information and notes required by GAAP for complete annual consolidated financial statements. However, we believe that the disclosures made are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements include all adjustments that we consider necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated balance sheet at March 31, 2024 was derived from our audited consolidated financial statements for the fiscal year ended March 31, 2024 included in our Annual Report on Form 10-K (“Annual Report”) filed with the SEC on June 6, 2024.

These interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report. Due to the seasonal nature of certain of our operations and other factors, the results of operations for interim periods are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2025.

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

We have a deferred tax liability of $31.8 million and $38.0 million at June 30, 2024 and March 31, 2024, respectively, as a result of acquiring corporations in connection with certain of our acquisitions, which is included within other noncurrent liabilities in our unaudited condensed consolidated balance sheets. The decrease in the deferred tax liability during the three months ended June 30, 2024 was due to the sale of our ranches in April 2024, one ranch of which was treated as a corporation for federal income tax purposes (see Note 15). The deferred tax liability is the tax effected cumulative temporary difference between the GAAP basis and tax basis of the acquired assets within the corporation. For GAAP purposes, certain of the acquired assets will be depreciated and amortized over time which will lower the GAAP basis. The deferred tax benefit recorded during the three months ended June 30, 2024 was $5.7 million with an effective tax rate of 19.4%. The deferred tax benefit recorded during the three months ended June 30, 2023 was $0.1 million with an effective tax rate of 22.3%.

We evaluate uncertain tax positions for recognition and measurement in the unaudited condensed consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the unaudited condensed consolidated financial statements. We had no uncertain tax positions that required recognition in our unaudited condensed consolidated financial statements at June 30, 2024 or March 31, 2024.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Inventories consist of the following at the dates indicated:

	June 30, 2024	March 31, 2024
	(in thousands)
Butane	$48,677	$20,400
Propane	45,876	34,225
Crude oil	40,573	44,056
Biodiesel	12,437	18,919
Diesel	4,709	5,361
Other	6,438	7,946
Total	$158,710	$130,907

Investments in Unconsolidated Entities

Investments we do not control, but can exercise significant influence over, are accounted for using the equity method of accounting. Investments in partnerships and limited liability companies, unless our investment is considered to be minor, and investments in unincorporated joint ventures are also accounted for using the equity method of accounting.

Our investments in unconsolidated entities consist of the following at the dates indicated:

Entity	Segment	Ownership Interest	June 30, 2024	March 31, 2024
			(in thousands)
Water services and land company	Water Solutions	50%	$14,277	$15,228
Water services and land company	Water Solutions	10%	2,856	2,926
Water services and land company	Water Solutions	50%	1,982	2,026
Natural gas liquids terminal company	Liquids Logistics	50%	104	125
Total			$19,219	$20,305

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	June 30, 2024	March 31, 2024
	(in thousands)
Linefill (1)	$37,715	$37,861
Loan receivable (2)	2,380	4,776
Minimum shipping fees - pipeline commitments (3)	—	356
Other	10,074	9,745
Total	$50,169	$52,738

(1)    Represents minimum volumes of product we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At June 30, 2024 and March 31, 2024, linefill consisted of 501,093 and 502,686 barrels of crude oil, respectively. Linefill held in pipelines we own is included within property, plant and equipment (see Note 4).
(2)    Represents the noncurrent portion of loan receivables, net of allowances for expected credit losses, primarily related to the sale of certain saltwater disposal assets. At June 30, 2024 and March 31, 2024, the loan receivable balance (which includes interest receivable) was $5.1 million and $7.5 million, respectively, of which $2.8 million and $2.7 million, respectively, are recorded within prepaid expenses and other current assets in our unaudited condensed consolidated balance sheets.
(3)    Represents the noncurrent portion of minimum shipping fees paid in excess of volumes shipped, or deficiency credits, for a contract with a crude oil pipeline operator. This amount can be recovered when volumes shipped exceed the minimum monthly volume commitment. At June 30, 2024 and March 31, 2024, the deficiency credit was $3.6 million and $4.6 million, respectively, of which $3.6 million and $4.3 million, respectively, are recorded within prepaid expenses and other current assets in our unaudited condensed consolidated balance sheets.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	June 30, 2024	March 31, 2024
	(in thousands)
Accrued compensation and benefits	$40,484	$34,708
Distributions payable	27,513	—
Accrued interest (1)	25,673	58,335
Derivative liabilities	22,268	36,679
Excise and other tax liabilities	15,118	18,003
Product exchange liabilities	4,537	3,366
Other (1)	39,920	62,666
Total	$175,513	$213,757

(1)    Includes amounts accrued related to the LCT Capital, LLC (“LCT”) legal matter at March 31, 2024. On June 13, 2024, we paid LCT $63.3 million related to the legal judgment against us, of which $27.2 million represented interest and $0.1 million of costs awarded to LCT.
Amounts in the table above do not include accrued expenses and other payables related to the sale of certain freshwater water solutions facilities, as these amounts have been classified as liabilities held for sale within our March 31, 2024 consolidated balance sheet (see Note 15).

Variable Interest Entity

We decide at the inception of each arrangement whether an entity in which an investment is made or in which we have other variable interests is considered a variable interest entity (“VIE”). Generally, an entity is a VIE if (1) the entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties, (2) the entity’s investors lack any characteristics of a controlling financial interest or (3) the entity was established with non-substantive voting rights.

We consolidate VIEs when we are deemed to be the primary beneficiary. The primary beneficiary of a VIE is generally the party that both: (1) has the power to make decisions that most significantly affect the economic performance of the VIE and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. If we are not deemed to be the primary beneficiary of a VIE, we account for the investment or other variable interests in a VIE in accordance with applicable GAAP.

During the three months ended June 30, 2024, we created a new aviation entity whereby we own a 90% interest and a member of our management owns a 10% interest as discussed in Note 15. We also executed a guarantee for the benefit of the lender that obligates us for the payment and performance of the aviation entity with respect to the repayment of the loan. At June 30, 2024, since we guaranteed the payment of the outstanding loan, we have concluded that the aviation entity is a VIE because the equity is not sufficient to fund the aviation entity’s activities without additional subordinated financial support. We have the power to make decisions that most significantly affect the economic performance of the aviation entity and have benefits through our ownership interest. Therefore, we have concluded that we are the primary beneficiary and will consolidate the aviation entity in our unaudited condensed consolidated financial statements and will include the noncontrolling interest as redeemable noncontrolling interest as discussed below.

The following table summarizes the balances related to the VIE that are consolidated in our June 30, 2024 unaudited condensed consolidated balance sheet (excluding intercompany eliminations at the time of consolidation) as well as our equity in the VIE (in thousands):

Prepaid expenses and other current assets	$32
Property, plant and equipment, net	8,180
Accrued expenses and other payables	(26)
Current maturities of long-term debt	(846)
Long-term debt, net	(5,498)
Redeemable noncontrolling interest	(174)
Partnership's equity in VIE	$1,668

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Generally, the assets of the VIE can be used only to settle liabilities of the VIE and the liabilities of the VIE are liabilities for which creditors or beneficial interest holders do not have recourse to the general credit of the Partnership. In general, our maximum exposure to loss due to involvement with the VIE is limited to the amount of capital investment in the VIE, if any, or the potential obligation to perform on the guarantee of the outstanding loan.

Noncontrolling Interests

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third-parties. Amounts are adjusted by the noncontrolling interest holder’s proportionate share of the subsidiaries’ earnings or losses each period and any distributions that are paid. Noncontrolling interests are reported as a component of equity, unless the noncontrolling interest is considered redeemable, in which case the noncontrolling interest is recorded between liabilities and equity (mezzanine or temporary equity) in our consolidated balance sheet. The redeemable noncontrolling interest is adjusted at each balance sheet date to its maximum redemption value if the amount is greater than the carrying value. The following table summarizes changes in our redeemable noncontrolling interest in our unaudited condensed consolidated balance sheets (in thousands):

Redeemable noncontrolling interest at March 31, 2024	$—
Contributions from noncontrolling interest owner (Note 15)	174
Redeemable noncontrolling interest at June 30, 2024	$174

Reclassifications

We have reclassified certain prior period financial statement information to be consistent with the classification methods used in the current fiscal year. For the three months ended June 30, 2023, certain revenues are now included in Disposal Services Fees in Note 10. These reclassifications did not impact previously reported amounts of assets, liabilities, equity, net income or cash flows.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) interest rate or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset date from December 31, 2022 to December 31, 2024 and left all other provisions of ASU No. 2020-04 unchanged. On April 13,

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
2022, the ABL Facility (as defined herein) was amended to replace the LIBOR benchmark with SOFR (as defined herein) benchmark (as discussed further in Note 6). We are continuing to evaluate the effect that this guidance will have on our financial position, results of operations and cash flows.

Note 3—Loss Per Common Unit

The following table presents our calculation of basic and diluted weighted average common units outstanding for the periods indicated:

	Three Months Ended June 30,
	2024	2023
Weighted average common units outstanding during the period:
Common units - Basic	132,512,766	131,927,343
Common units - Diluted	132,512,766	131,927,343

For the three months ended June 30, 2024 and 2023, all potential common units or convertible securities were considered antidilutive.

Our loss per common unit is as follows for the periods indicated:

	Three Months Ended June 30,
	2024	2023
	(in thousands, except per unit amounts)
Net income	$10,475	$19,563
Less: Net income attributable to noncontrolling interests	(792)	(262)
Net income attributable to NGL Energy Partners LP	9,683	19,301
Less: Distributions to preferred unitholders (1)	(28,814)	(33,797)
Less: Net loss allocated to GP (2)	19	14
Net loss allocated to common unitholders	$(19,112)	$(14,482)
Basic and diluted loss per common unit	$(0.14)	$(0.11)

(1)    Includes distributions earned and declared for the three months ended June 30, 2024. Also includes cumulative distributions for the three months ended June 30, 2023 which were earned but not declared or paid (see Note 8 for a further discussion of the suspension of common unit and preferred unit distributions).
(2)    Net loss allocated to the GP includes distributions to which it is entitled as the holder of incentive distribution rights.

Note 4—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

Description	Estimated Useful Lives			June 30, 2024	March 31, 2024
	(in years)			(in thousands)
Water treatment facilities and equipment	3	-	30	$2,069,380	$2,055,565
Pipeline and related facilities	30	-	40	266,158	266,129
Crude oil tanks and related equipment	2	-	30	226,365	226,048
Natural gas liquids terminal and storage assets	2	-	30	168,083	167,633
Buildings and leasehold improvements	3	-	40	122,827	122,878
Vehicles and railcars (1)	3	-	25	91,511	91,715
Land				70,270	70,270
Information technology equipment	3	-	7	33,970	33,907
Tank bottoms and linefill (2)				33,195	28,269
Other	3	-	20	2,552	2,552
Construction in progress				90,297	43,010
Gross property, plant and equipment				3,174,608	3,107,976
Accumulated depreciation				(1,049,187)	(1,011,274)
Net property, plant and equipment				$2,125,421	$2,096,702

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(1)    Includes a finance lease right-of-use asset of $0.1 million at June 30, 2024 and March 31, 2024. The accumulated amortization related to this finance lease is included within accumulated depreciation.
(2)    Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. Linefill, which represents our portion of the product volume required for the operation of the proportionate share of a pipeline we own, is recorded at historical cost.

Amounts in the table above do not include property, plant and equipment and accumulated depreciation related to the sale of certain freshwater water solutions facilities, certain saltwater disposal assets and certain real estate, as these amounts have been classified as assets held for sale within our March 31, 2024 consolidated balance sheet (see Note 15).

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Depreciation expense	$47,919	$49,644
Capitalized interest expense	$543	$302

We record (gains) losses from the sales of property, plant and equipment and any write-downs in value due to impairment within gain on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations. The following table summarizes (gains) losses on the disposal or impairment of property, plant and equipment by segment for the period indicated:

Three Months Ended June 30, 2024
(in thousands)
Water Solutions (1)	$79
Crude Oil Logistics	22
Total	$101

(1)    Amounts do not include the gain recognized on the sale of certain freshwater water solutions facilities and certain saltwater disposal assets discussed in Note 15.

Note 5—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

		June 30, 2024			March 31, 2024
Description	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)	(in thousands)
Customer relationships	18.4	$905,113	$(276,542)	$628,571	$905,113	$(265,621)	$639,492
Customer commitments	20.0	192,000	(38,400)	153,600	192,000	(36,480)	155,520
Rights-of-way and easements	29.7	97,561	(19,000)	78,561	95,231	(18,187)	77,044
Water rights	25.3	36,068	(5,611)	30,457	36,068	(5,310)	30,758
Executory contracts and other agreements	24.1	19,332	(4,076)	15,256	17,854	(3,670)	14,184
Debt issuance costs (1)	4.7	18,746	(1,551)	17,195	18,473	(605)	17,868
Pipeline capacity rights	19.4	7,799	(2,752)	5,047	7,799	(2,687)	5,112
Total		$1,276,619	$(347,932)	$928,687	$1,272,538	$(332,560)	$939,978

(1)    Includes debt issuance costs related to the ABL Facility. Debt issuance costs related to the fixed-rate notes and Term Loan B (as defined herein) are reported as a reduction of the carrying amount of long-term debt.

Amounts in the table above do not include intangible assets and accumulated amortization related to the sale of certain freshwater water solutions facilities and certain saltwater disposal assets, as these amounts have been classified as assets held for sale within our March 31, 2024 consolidated balance sheet (see Note 15).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Amortization expense is as follows for the periods indicated:

	Three Months Ended June 30,
Recorded In	2024	2023
	(in thousands)
Depreciation and amortization	$14,300	$19,335
Cost of sales	65	65
Interest expense	946	1,414
Operating expenses	62	62
Total	$15,373	$20,876

The following table summarizes expected amortization of our intangible assets at June 30, 2024 (in thousands):

Year Ending March 31,
2025 (nine months)	$44,530
2026	58,536
2027	57,772
2028	54,756
2029	52,170
2030	45,763
Thereafter	615,160
Total	$928,687

Note 6—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	June 30, 2024			March 31, 2024
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Asset-based revolving credit facility (“ABL Facility”)	$169,000		$169,000	$—		$—
Senior secured term loan "B" credit facility ("Term Loan B")	698,250	$(16,933)	681,317	700,000	$(17,549)	682,451
Senior secured notes:
8.125% Notes due 2029 (“2029 Senior Secured Notes”)	900,000	(12,191)	887,809	900,000	(12,845)	887,155
8.375% Notes due 2032 (“2032 Senior Secured Notes”)	1,300,000	(18,197)	1,281,803	1,300,000	(18,784)	1,281,216
Other long-term debt	6,360	(16)	6,344	—	—	—
Total long-term debt	3,073,610	(47,337)	3,026,273	2,900,000	(49,178)	2,850,822
Less: Current maturities	7,846	—	7,846	7,000	—	7,000
Long-term debt	$3,065,764	$(47,337)	$3,018,427	$2,893,000	$(49,178)	$2,843,822

(1)    Debt issuance costs related to the ABL Facility are reported within intangible assets, rather than as a reduction of the carrying amount of long-term debt. The unamortized debt issuance costs for Term Loan B include a $4.9 million discount.

ABL Facility

The ABL Facility is subject to a borrowing base, which includes a sub-limit for letters of credit. Total commitments under the ABL Facility are $600.0 million and the sub-limit for letters of credit is $200.0 million. At June 30, 2024, $169.0 million had been borrowed under the ABL Facility and we had letters of credit outstanding of $87.6 million. The ABL Facility is scheduled to mature at the earliest of (a) February 2, 2029 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, subject to certain exceptions.

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

All borrowings under the ABL Facility bear interest at a secured overnight financing rate (“SOFR”) or the alternative base rate to provide for a 0.25% decrease based on our consolidated net leverage ratio. The applicable margin for alternate base rate loans varies from 1.50% to 2.00% and the applicable margin for SOFR varies from 2.50% to 3.00%. In addition, a commitment fee will be charged and payable quarterly in arrears based on the average daily unused portion of the revolving commitments under the ABL Facility. Such commitment fee will be 0.50% per year, subject to a reduction to 0.375% in the event our fixed charge coverage ratio is greater than or equal to 1.75 to 1.00.

At June 30, 2024, the borrowings under the ABL Facility had a weighted average interest rate of 8.42% calculated as weighted average SOFR rate of 5.34% plus a margin of 2.85% for SOFR borrowings and the prime rate of 8.50% plus a margin of 1.75% on the alternate base borrowings. On June 30, 2024, the interest rate in effect on letters of credit was 2.75%.

The ABL Facility contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The ABL Facility contains, as the only financial covenant, a fixed charge coverage ratio that is tested based on the financial statements for the most recently ended fiscal quarter upon the occurrence and during the continuation of a Cash Dominion Event (as defined in the ABL Facility). At June 30, 2024, no Cash Dominion Event had occurred.

Compliance

At June 30, 2024, we were in compliance with the covenants under the ABL Facility.

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

At June 30, 2024, the borrowings under the Term Loan B had an interest rate of SOFR of 5.34% plus a margin of 4.50%.

The Term Loan Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The Term Loan Credit Agreement requires that we maintain, on a quarterly basis, beginning with the quarter ended June 30, 2024, a debt service coverage rate (as defined in the Term Loan Credit Agreement) of no less than 1.1 to 1.0. At June 30, 2024, our debt service coverage rate was approximately 2.17 to 1.0.

The Term Loan Credit Agreement contains other customary terms, events of default and covenants.

Compliance

At June 30, 2024, we were in compliance with the covenants under Term Loan B.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Senior Secured Notes

The 2029 Senior Secured Notes bear interest at 8.125% and the 2032 Senior Secured Notes bear interest at 8.375%. Interest on the 2029 Senior Secured Notes and 2032 Senior Secured Notes is payable on February 15, May 15, August 15 and November 15 of each year, beginning on May 15, 2024. The 2029 Senior Secured Notes mature on February 15, 2029 and the 2032 Senior Secured Notes mature on February 15, 2032. The 2029 Senior Secured Notes and 2032 Senior Secured Notes were issued pursuant to an indenture dated February 2, 2024 (“Indenture”).

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

The Indenture contains other customary terms, events of default and covenants.

We have the option to redeem all or part of the 2029 Senior Secured Notes, at any time on or after February 15, 2026, at the redemption prices specified in the Indenture. We have the option to redeem all or part of the 2032 Senior Secured Notes, at any time on or after February 15, 2027, at the redemption prices specified in the Indenture.

Compliance

At June 30, 2024, we were in compliance with the covenants under the Indenture.

Other Long-Term Debt

On June 24, 2024, we entered into an equipment loan for $6.4 million with American Bank and Trust Company which bears interest at a rate of 8.5% and is secured by an airplane (see Note 15). We have an aggregate principal balance of $6.4 million at June 30, 2024. This loan matures on June 24, 2030.

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at June 30, 2024:

Year Ending March 31,	ABL Facility	Term Loan B	Senior Secured Notes	Other Long-Term Debt	Total
	(in thousands)
2025 (nine months)	$—	$5,250	$—	$629	$5,879
2026	—	7,000	—	902	7,902
2027	—	7,000	—	983	7,983
2028	—	7,000	—	1,071	8,071
2029	169,000	7,000	900,000	1,167	1,077,167
2030	—	7,000	—	1,272	8,272
Thereafter	—	658,000	1,300,000	336	1,958,336
Total	$169,000	$698,250	$2,200,000	$6,360	$3,073,610

Amortization of Debt Issuance Costs

Amortization expense for debt issuance costs related to long-term debt was $1.9 million and $2.7 million during the three months ended June 30, 2024 and 2023, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes expected amortization of debt issuance costs at June 30, 2024 (in thousands):

Year Ending March 31,
2025 (nine months)	$5,699
2026	7,598
2027	7,598
2028	7,598
2029	7,262
2030	4,961
Thereafter	6,621
Total	$47,337

Note 7—Commitments and Contingencies

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

Environmental Matters

At June 30, 2024, we have an environmental liability, measured on an undiscounted basis, of $1.2 million, which is recorded within accrued expenses and other payables in our unaudited condensed consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our businesses, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our businesses.

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

The following table summarizes changes in our asset retirement obligations, which is reported within other noncurrent liabilities in our unaudited condensed consolidated balance sheets (in thousands):

Asset retirement obligations at March 31, 2024	$56,574
Liabilities incurred	303
Liabilities associated with disposed assets (1)	(274)
Liabilities settled	(65)
Accretion expense	1,003
Asset retirement obligations at June 30, 2024	$57,541

(1)    Relates to the sale of certain saltwater disposal wells within our Water Solutions segment.

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

The future minimum throughput payments under this agreement at June 30, 2024 were $22.8 million, all of which will be recognized by March 31, 2025.

Sales and Purchase Contracts

We have entered into product sales and purchase contracts for which we expect the parties to physically settle and deliver the inventory in future periods.

At June 30, 2024, we had the following commodity purchase commitments:

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Purchase Commitments:
Year ending March 31,
2025 (nine months)	$79,160	1,108	$20,759	26,839
2026	—	—	4,464	6,510
2027	—	—	2,963	4,284
2028	—	—	343	504
Total	$79,160	1,108	$28,529	38,137

Index-Price Commodity Purchase Commitments:
Year ending March 31,
2025 (nine months)	$2,697,101	35,555	$832,640	852,709
2026	711,412	10,545	41,986	56,053
2027	—	—	13,162	25,200
Total	$3,408,513	46,100	$887,788	933,962

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

At June 30, 2024, we had the following commodity sale commitments:

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Sale Commitments:
Year ending March 31,
2025 (nine months)	$77,351	1,080	$69,815	72,187
2026	—	—	5,642	6,837
2027	—	—	3,300	4,366
2028	—	—	298	400
Total	$77,351	1,080	$79,055	83,790

Index-Price Commodity Sale Commitments:
Year ending March 31,
2025 (nine months)	$2,214,891	27,827	$769,895	662,740
2026	29,476	390	20,649	17,893
Total	$2,244,367	28,217	$790,544	680,633

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

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our unaudited condensed consolidated balance sheet and are not included in the tables above. These contracts are included in the derivative disclosures in Note 9 and represent $21.6 million of our prepaid expenses and other current assets and $20.2 million of our accrued expenses and other payables at June 30, 2024.

Other Commitments

We have noncancellable agreements for product storage, railcar spurs, capital projects and real estate. The following table summarizes future minimum payments under these agreements at June 30, 2024 (in thousands):

Year Ending March 31,
2025 (nine months)	$26,421
2026	6,674
2027	6,395
2028	2,345
2029	2,128
2030	1,386
Thereafter	2,207
Total	$47,556

Note 8—Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% GP interest and a 99.9% limited partner interest, which consists of common units. Our GP has the right, but not the obligation, to contribute a proportionate amount of capital to the Partnership to maintain its 0.1% GP interest. Our GP is not required to guarantee or pay any of our debts and obligations. At June 30, 2024, we owned 8.69% of our GP.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Common Unit Repurchase Program

On June 5, 2024, the board of directors of our GP authorized a common unit repurchase program, under which we may repurchase up to $50.0 million of our outstanding common units from time to time in the open market or in other privately negotiated transactions. This program does not have a fixed expiration date. We did not repurchase any units under this program by the end of the quarter ended June 30, 2024.

Suspension of Common Unit and Preferred Unit Distributions

On February 4, 2021, the board of directors of our GP temporarily suspended all distributions, including common unit distributions which began with the quarter ended December 31, 2020 and preferred unit distributions which began with the quarter ended March 31, 2021.

On April 4, 2024 and April 9, 2024, the board of directors of our GP declared cash distributions of the remaining outstanding distribution arrearages through March 31, 2024 to the preferred unitholders. The distributions were paid on April 18, 2024 and April 25, 2024, respectively. See below for further discussion.

As of April 25, 2024, all preferred unit distributions in arrears have been paid.

Class B Preferred Units

As of June 30, 2024, there were 12,585,642 of our Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) outstanding.

On April 4, 2024, the board of directors of our GP declared a cash distribution of $3.0224 which was 55.4% of the outstanding distribution arrearages through the quarter ended March 31, 2024 to the holders of the Class B Preferred Units. The distribution amount of $38.0 million was paid on April 18, 2024 to the holders of record at the close of trading on April 12, 2024.

On April 9, 2024, the board of directors of our GP declared a cash distribution of $2.4750 which fully paid the remaining distribution arrearages and interest through the quarter ended March 31, 2024 to the holders of the Class B Preferred Units. The distribution amount of $31.1 million, which included a distribution of $9.9 million earned during the quarter ended March 31, 2024, was paid on April 25, 2024 to the holders of record at the close of trading on April 19, 2024.

The current distribution rate for the Class B Preferred Units is a floating rate of the three-month LIBOR interest rate (5.30% for the quarter ended June 30, 2024) plus a spread of 7.213%. Effective July 3, 2023, the reference to LIBOR in the formulation for the distribution rate in these securities was replaced with three-month CME Term SOFR, as calculated and published by CME Group Benchmark Administration, Ltd., plus a tenor spread adjustment of 0.26161%, in accordance with the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), and the rules implementing the LIBOR Act.

On June 21, 2024, the board of directors of our GP declared a cash distribution of $0.8153 for the quarter ended June 30, 2024 to the holders of the Class B Preferred Units. The distribution amount of $10.3 million was paid on July 15, 2024 to the holders of record at the close of trading on July 1, 2024 and is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at June 30, 2024.

Class C Preferred Units

As of June 30, 2024, there were 1,800,000 of our Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) outstanding.

On April 4, 2024, the board of directors of our GP declared a cash distribution of $2.6790 which was 55.4% of the outstanding distribution arrearages through the quarter ended March 31, 2024 to the holders of the Class C Preferred Units. The distribution amount of $4.8 million was paid on April 18, 2024 to the holders of record at the close of trading on April 12, 2024.

On April 9, 2024, the board of directors of our GP declared a cash distribution of $2.1860 which fully paid the remaining distribution arrearages and interest through the quarter ended March 31, 2024 to the holders of the Class C Preferred Units. The distribution amount of $3.9 million, which included a distribution of $1.1 million earned during the quarter ended March 31, 2024, was paid on April 25, 2024 to the holders of record at the close of trading on April 19, 2024.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The current distribution rate for the Class C Preferred Units is a floating rate of the three-month LIBOR interest rate (5.30% for the quarter ended June 30, 2024) plus a spread of 7.384%. Effective July 3, 2023, the reference to LIBOR in the formulation for the distribution rate in these securities was replaced with three-month CME Term SOFR, as calculated and published by CME Group Benchmark Administration, Ltd.

On June 21, 2024, the board of directors of our GP declared a cash distribution of $0.7926 for the quarter ended June 30, 2024 to the holders of the Class C Preferred Units. The distribution amount of $1.4 million was paid on July 15, 2024 to the holders of record at the close of trading on July 1, 2024 and is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at June 30, 2024.

Class D Preferred Units

As of June 30, 2024, there were 600,000 preferred units (“Class D Preferred Units”) and warrants exercisable to purchase an aggregate of 25,500,000 common units outstanding.

The following table summarizes the outstanding warrants at June 30, 2024:

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

On April 4, 2024, the board of directors of our GP declared a cash distribution of 55.4% of the outstanding distribution arrearages through the quarter ended March 31, 2024 to the holders of the Class D Preferred Units. The distribution amount of $77.1 million was paid on April 18, 2024 to the holders of record at the close of trading on April 12, 2024.

On April 9, 2024, the board of directors of our GP declared a cash distribution which fully paid the remaining distribution arrearages and interest through the quarter ended March 31, 2024 to the holders of the Class D Preferred Units. The distribution amount of $63.0 million, which included a distribution of $16.4 million earned during the quarter ended March 31, 2024, was paid on April 25, 2024 to the holders of record at the close of trading on April 19, 2024.

The current distribution rate for the Class D Preferred Units is 10.00% (equal to $100.00 per every $1,000 in unit value per year).

On June 21, 2024, the board of directors of our GP declared a cash distribution for the quarter ended June 30, 2024 to the holders of the Class D Preferred Units. The distribution amount of $15.8 million was paid on July 15, 2024 to the holders of record at the close of trading on July 1, 2024 and is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at June 30, 2024.

As of July 1, 2024, the holders of our Class D Preferred Units can elect, from time to time, for the distributions to be calculated based on a floating rate equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in accordance with our amended and restated limited partnership agreement (“Partnership Agreement”)) plus a spread of 7.00% (“Class D Variable Rate,” as defined in the Partnership Agreement). Each Class D Variable Rate election shall be effective for at least four quarters following such election. The holders of the Class D Preferred Units have informed us that they have elected the floating rate for the calculation of the distributions.

Note 9—Fair Value of Financial Instruments

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Derivatives

The following table summarizes, by level within the fair value hierarchy, the estimated fair values of our derivative assets and liabilities reported in our unaudited condensed consolidated balance sheets at the dates indicated:

	June 30, 2024		March 31, 2024
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$6,195	$(11,941)	$4,798	$(7,517)
Level 2 measurements	24,459	(23,139)	54,040	(37,345)
	30,654	(35,080)	58,838	(44,862)

Netting of counterparty contracts (1)	(6,195)	6,195	(4,798)	4,798
Net cash collateral provided	944	5,189	630	2,719
Derivatives	$25,403	$(23,696)	$54,670	$(37,345)

(1)    Relates to commodity derivative assets and liabilities that are expected to be net settled on an exchange or through a master netting arrangement with the counterparty. Our physical contracts that do not qualify as normal purchase normal sale transactions are not subject to such master netting arrangements.

The following table summarizes the accounts that include our derivative assets and liabilities in our unaudited condensed consolidated balance sheets at the dates indicated:

	June 30, 2024	March 31, 2024
	(in thousands)
Prepaid expenses and other current assets	$25,397	$54,670
Other noncurrent assets	6	—
Accrued expenses and other payables	(22,268)	(36,679)
Other noncurrent liabilities	(1,428)	(666)
Net derivative asset	$1,707	$17,325

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes our open derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At June 30, 2024:
Crude oil fixed-price (1)	July 2024–March 2025	(330)	$(596)
Propane fixed-price (1)	July 2024–March 2026	14,704	(3,349)
Refined products fixed-price (1)	July 2024–January 2025	(341)	136
Butane fixed-price (1)	July 2024–March 2025	(1,157)	(4,052)
Variable-to-fixed interest rate swaps (2)	July 2024–April 2026		69
Other	July 2024–March 2025		3,366
			(4,426)
Net cash collateral provided			6,133
Net derivative asset			$1,707

At March 31, 2024:
Crude oil fixed-price (1)	April 2024–March 2025	(174)	$(3,000)
Propane fixed-price (1)	April 2024–April 2025	6,980	1,870
Refined products fixed-price (1)	April 2024–December 2024	(244)	518
Butane fixed-price (1)	April 2024–March 2025	(982)	(2,222)
Variable-to-fixed interest rate swap (2)	April 2024–April 2026		515
Other	April 2024–March 2025		16,295
			13,976
Net cash collateral provided			3,349
Net derivative asset			$17,325

(1)    We may have fixed price physical purchases, including inventory, offset by floating price physical sales or floating price physical purchases offset by fixed price physical sales. These contracts are derivatives we have entered into as an economic hedge against the risk of mismatches between fixed and floating price physical obligations.

(2)    In March and April 2024, we entered into interest rate swaps totaling $400.0 million to reduce the variability of cash outflows associated with our floating-rate, SOFR-based borrowings, including borrowings on the Term Loan B. Under these arrangements, we pay fixed interest rates of 4.32% and 4.79%, respectively, in exchange for SOFR-based variable interest through April 2026. Changes in the fair value of the interest rate swaps are recorded as a net gain or loss within interest expense in our unaudited condensed consolidated statement of operations. During the three months ended June 30, 2024, there was $0.3 million of net gains on our interest rate swaps.

During the three months ended June 30, 2024 and 2023, we recorded net losses of $13.3 million and net gains of $12.9 million, respectively, from our commodity derivatives to revenues and cost of sales in our unaudited condensed consolidated statements of operations.

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At June 30, 2024, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our unaudited condensed consolidated balance sheets and recognized in our net income.

Interest Rate Risk

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the prime rate or SOFR. At June 30, 2024, we had $169.0 million of outstanding borrowings under the ABL Facility at a weighted average interest rate of 8.42%.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Term Loan B is variable-rate debt with interest rates that are generally indexed to SOFR. At June 30, 2024, there was $698.3 million of outstanding borrowings under the Term Loan B with an interest rate of SOFR of 5.34% plus a margin of 4.50%.

In March and April 2024, we entered into interest rate swaps totaling $400.0 million to reduce the variability of cash outflows associated with our floating-rate, SOFR-based borrowings, including borrowings on the Term Loan B.

The current distribution rate for the Class B Preferred Units is a floating rate of the three-month LIBOR interest rate (5.30% for the quarter ended June 30, 2024) plus a spread of 7.213% (see Note 8 for a further discussion).

The current distribution rate for the Class C Preferred Units is a floating rate of the three-month LIBOR interest rate (5.30% for the quarter ended June 30, 2024) plus a spread of 7.384% (see Note 8 for a further discussion).

As of July 1, 2024, the holders of our Class D Preferred Units can elect, from time to time, for the distributions to be calculated based on a floating rate equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in accordance with our Partnership Agreement) plus a spread of 7.00% (see Note 8 for a further discussion).

Fair Value of Fixed-Rate Notes

The following table provides fair value estimates of our fixed-rate notes at June 30, 2024 (in thousands):

2029 Senior Secured Notes	$917,625
2032 Senior Secured Notes	$1,322,750

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

See Note 1 for a discussion of the products and services of our reportable segments. The remainder of our business operations is presented as “Corporate and Other” and consists of certain corporate expenses that are not allocated to the reportable segments. The following table summarizes revenues related to our segments for the periods indicated:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Revenues:
Water Solutions:
Topic 606 revenues
Disposal service fees (1)	$147,973	$149,395
Sale of recovered crude oil	30,776	23,017
Sale of water	2,285	4,441
Other service revenues (1)	361	4,296
Non-Topic 606 revenues	15	153
Total Water Solutions revenues	181,410	181,302
Crude Oil Logistics:
Topic 606 revenues
Crude oil sales	262,609	450,128
Crude oil transportation and other sales	15,816	12,046
Non-Topic 606 revenues	1,790	2,378
Elimination of intersegment sales	(112)	(162)
Total Crude Oil Logistics revenues	280,103	464,390
Liquids Logistics:
Topic 606 revenues
Refined products sales	511,082	578,039
Propane sales	97,358	111,686
Butane sales	98,030	70,158
Other products sales	97,197	79,841
Service sales	2,327	1,319
Non-Topic 606 revenues	119,752	129,369
Total Liquids Logistics revenues	925,746	970,412
Total revenues	$1,387,259	$1,616,104

(1)    For the three months ended June 30, 2023, $1.4 million of revenue, which was included in Other Service Revenues in our June 30, 2023 Quarterly Report on Form 10-Q, is now included in Disposal Service Fees.

During the three months ended June 30, 2024 and 2023, our Liquids Logistics revenues included $24.1 million and $19.6 million of non-US revenues, respectively.

The following tables summarize depreciation and amortization expense (including amortization expense recorded within interest expense, cost of sales and operating expenses in Note 5 and Note 6) and operating income (loss) by segment for the periods indicated.

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Depreciation and Amortization:
Water Solutions	$52,774	$54,485
Crude Oil Logistics	6,441	9,746
Liquids Logistics	2,476	3,279
Corporate and Other	3,501	5,700
Total	$65,192	$73,210

Operating Income (Loss):
Water Solutions	$84,358	$69,331
Crude Oil Logistics	14,089	17,007
Liquids Logistics	(11,550)	7,831
Corporate and Other	(11,946)	(22,149)
Total	$74,951	$72,020

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes additions to property, plant and equipment and intangible assets by segment for the periods indicated. This information has been prepared on the accrual basis, and includes property, plant and equipment and intangible assets acquired in acquisitions.

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Water Solutions	$64,684	$38,956
Crude Oil Logistics	1,096	974
Liquids Logistics	3,556	4,093
Corporate and Other	8,195	69
Total	$77,531	$44,092

The following tables summarize long-lived assets, net (consisting of property, plant and equipment, intangible assets, operating lease right-of-use assets and goodwill) and total assets by segment at the dates indicated:

	June 30, 2024	March 31, 2024
	(in thousands)
Long-lived assets, net:
Water Solutions	$2,618,570	$2,608,007
Crude Oil Logistics	826,723	827,248
Liquids Logistics (1)	293,694	298,595
Corporate and Other	40,947	34,267
Total	$3,779,934	$3,768,117

(1)    Includes $8.8 million and $10.2 million of non-US long-lived assets at June 30, 2024 and March 31, 2024, respectively.

	June 30, 2024	March 31, 2024
	(in thousands)
Total assets:
Water Solutions	$2,812,964	$2,818,444
Crude Oil Logistics	1,354,972	1,368,461
Liquids Logistics (1)	620,148	686,885
Corporate and Other	51,495	79,707
Assets held for sale	—	66,597
Total	$4,839,579	$5,020,094

(1)    Includes $23.1 million and $22.1 million of non-US total assets at June 30, 2024 and March 31, 2024, respectively.

Note 11—Transactions with Affiliates

The following table summarizes our related party transactions for the periods indicated:

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Purchases from equity method investees	$19	$486
Purchases from entities affiliated with management	$—	$100

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Affiliate balances consist of the following at the dates indicated:

	June 30, 2024	March 31, 2024
	(in thousands)
Accounts receivable-affiliates
Equity method investees	$1,501	$1,501

Accounts payable-affiliates
Equity method investees	$5	$36
Entities affiliated with management	1	1
Total	$6	$37

Other Related Party Transactions

During the three months ended June 30, 2024, we created a new aviation entity whereby we own a 90% interest and a member of our management owns a 10% interest. See Note 15 for a further discussion.

Note 12—Revenue from Contracts with Customers

We recognize revenue for services and products under revenue contracts as our obligations to either perform services or deliver or sell products under the contracts are satisfied. Our revenue contracts in scope under ASC 606 primarily have a single performance obligation and we do not receive material amounts of non-cash consideration. Our costs to obtain or fulfill our revenue contracts were not material as of June 30, 2024.

The majority of our revenue agreements are in scope under ASC 606 and the remainder of our revenue comes from contracts that are accounted for as derivatives under ASC 815 or that contain nonmonetary exchanges or leases in the scope of ASC 845 and ASC 842, respectively. See Note 10 for a detail of disaggregated revenue. Revenue from contracts accounted for as derivatives under ASC 815 within our Liquids Logistics segment includes net losses of $32.8 million and net gains of $1.7 million, respectively, during the three months ended June 30, 2024 and 2023, related to changes in the mark-to-market value of these contracts recorded

Remaining Performance Obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we utilized the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these contracts. The following table summarizes the amount and timing of revenue recognition for such contracts at June 30, 2024 (in thousands):

Year Ending March 31,
2025 (nine months)	$102,107
2026	78,128
2027	59,781
2028	47,179
2029	45,173
2030	32,537
Thereafter	22,509
Total	$387,414

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Contract Assets and Liabilities

The following tables summarize the balances of our contract assets and liabilities at the dates indicated:

	June 30, 2024	March 31, 2024
	(in thousands)
Accounts receivable from contracts with customers	$386,656	$415,961
Contract assets (current)	$3,831	$—

Contract liabilities at March 31, 2024	$16,933
Payment received and deferred	20,589
Payment recognized in revenue	(12,466)
Contract liabilities at June 30, 2024	$25,056

Note 13—Leases

Lessee Accounting

Our leasing activity primarily consists of product storage, office space, real estate, railcars, and equipment.

The following table summarizes the components of our lease cost for the periods indicated:

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Operating lease cost (1)	$11,229	$12,112
Variable lease cost (1)	7,586	7,726
Short-term lease cost (1)	623	40
Finance lease cost
Amortization of right-of-use asset (2)	1	1
Interest on lease obligation (3)	3	3
Total lease cost	$19,442	$19,882

(1)    Included in operating expenses in our unaudited condensed consolidated statements of operations.
(2)    Included in depreciation and amortization expense in our unaudited condensed consolidated statements of operations.
(3)    Included in interest expense in our unaudited condensed consolidated statements of operations.

The following table summarizes maturities of our lease obligations at June 30, 2024 (in thousands):

	Operating	Finance
Year Ending March 31,	Leases	Lease (1)
2025 (nine months)	$27,816	$21
2026	26,477	28
2027	20,304	28
2028	16,868	9
2029	7,992	—
2030	3,236	—
Thereafter	20,316	—
Total lease payments	123,009	86
Less imputed interest	(27,706)	(16)
Total lease obligations	$95,303	$70

(1)    At June 30, 2024, the short-term finance lease obligation of less than $0.1 million is included in accrued expenses and other payables and the long-term finance lease obligation of $0.1 million is included in other noncurrent liabilities in our unaudited condensed consolidated balance sheet.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes supplemental cash flow information related to our leases for the periods indicated:

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease obligations
Operating cash outflows from operating leases	$11,235	$12,135
Operating cash outflows from finance lease	$3	$3
Financing cash outflows from finance lease	$5	$4

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$3,371	$17,337

Lessor Accounting and Subleases

Our lessor arrangements include storage and railcar contracts. We also, from time to time, sublease certain of our storage capacity and railcars to third-parties. Fixed rental revenue is recognized on a straight-line basis over the lease term. During the three months ended June 30, 2024 and 2023, fixed rental revenue was $4.0 million, which includes $0.4 million of sublease revenue, and $4.4 million, which includes $1.1 million of sublease revenue, respectively.

The following table summarizes future minimum lease payments to be received under various noncancelable operating lease agreements at June 30, 2024 (in thousands):

Year Ending March 31,
2025 (nine months)	$9,229
2026	10,952
2027	9,727
2028	6,655
2029	1,813
2030	1,064
Thereafter	1,806
Total	$41,246

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes changes in our allowance for expected credit losses for the period indicated:

	Accounts Receivable - Trade	Notes Receivable and Other
	(in thousands)
Allowance for expected credit loss at March 31, 2024	$1,671	$152
Change in provision for expected credit losses	654	(18)
Dispositions (see Note 15)	(147)	—
Write-offs charged against the provision	(5)	—
Allowance for expected credit loss at June 30, 2024	$2,173	$134

Note 15—Other Matters

Acquisition of Airplane

As discussed in Note 11, during the three months ended June 30, 2024, we created a new aviation entity whereby we own a 90% interest and a member of our management owns a 10% interest. The aviation entity is considered a VIE (see Note 2). During the three months ended June 30, 2024, the aviation entity purchased an airplane for total consideration of $8.1 million, of which $1.7 million was paid in cash and $6.4 million was a note payable (see Note 6). We also executed a guarantee for the benefit of the lender for the outstanding loan. As part of this transaction, the noncontrolling interest holder has an option to require that we purchase its interest in the aviation entity. Due to this put option, activity for the noncontrolling interest holder has been recorded as redeemable noncontrolling interest in our June 30, 2024 unaudited condensed consolidated balance sheet (see Note 2).

Dispositions

Sale of Certain Freshwater Water Solutions Facilities

On April 5, 2024, we sold approximately 122,250 acres of real estate on two ranches located in Eddy and Lea Counties, New Mexico and certain intangible assets to a third-party for total consideration of $69.3 million in cash, including working capital. Our two ranches include fee, state and federal agricultural leased property, certain water rights, freshwater wells, and related freshwater infrastructure. See below summary of assets and liabilities held for sale at March 31, 2024. We recorded a gain of $2.6 million on the sale within gain on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations for the three months ended June 30, 2024.

Sale of Certain Saltwater Disposal Assets

On April 15, 2024, we sold certain saltwater disposal assets and intangible assets in the Delaware Basin to a third-party for total consideration of $4.2 million in cash. The buyer also assumed certain asset retirement obligations associated with the saltwater disposal assets. See below summary of assets and liabilities held for sale at March 31, 2024. As discussed below, we recorded a loss of $1.6 million to write down these assets to fair value less cost to sell within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2024. We also recorded a gain of $0.1 million on the sale within gain on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations for the three months ended June 30, 2024.

Sale of Certain Real Estate

On May 14, 2024, we sold approximately 1,400 acres of real estate located in Lea County, New Mexico to a third-party for total consideration of $8.0 million in cash. See below summary of assets and liabilities held for sale at March 31, 2024. We recorded a gain of $7.3 million on the sale within gain on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations for the three months ended June 30, 2024.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Assets and Liabilities Held for Sale

As previously reported, at March 31, 2024, we met the criteria for classifying the assets and liabilities of certain freshwater water solutions facilities, certain saltwater disposal assets and certain real estate as held for sale. Upon classification as held for sale, we recorded a loss of $1.6 million to write down certain saltwater disposal assets to fair value less cost to sell within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2024, and a valuation allowance included in assets held for sale in our March 31, 2024 consolidated balance sheet. The following table summarizes the major classes of assets and liabilities classified as held for sale at March 31, 2024 (in thousands):

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

Note 16—Subsequent Events

On August 5, 2024, we amended the Term Loan B agreement to reduce the SOFR margin from 4.50% to 3.75% (see Note 6 for a further discussion of the Term Loan B agreement).

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) financial condition and results of operations as of and for the three months ended June 30, 2024. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as Part II, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on June 6, 2024.

Overview

We are a Delaware master limited partnership. NGL Energy Holdings LLC serves as our general partner (“GP”). At June 30, 2024, our operations included three segments: Water Solutions, Crude Oil Logistics and Liquids Logistics. See Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of these businesses.

Consolidated Results of Operations

The following table summarizes our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Revenues	$1,387,259	$1,616,104
Cost of sales	1,173,208	1,379,329
Operating expenses	72,533	76,681
General and administrative expense	15,014	20,291
Depreciation and amortization	62,219	68,979
Gain on disposal or impairment of assets, net	(10,666)	(1,196)
Operating income	74,951	72,020
Equity in earnings of unconsolidated entities	300	91
Interest expense	(69,739)	(59,522)
Gain on early extinguishment of liabilities, net	—	6,808
Other income, net	167	306
Income before income taxes	5,679	19,703
Income tax benefit (expense)	4,796	(140)
Net income	10,475	19,563
Less: Net income attributable to noncontrolling interests	(792)	(262)
Net income attributable to NGL Energy Partners LP	$9,683	$19,301

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to commodity price volatility, demand fluctuations, acquisitions, dispositions and other transactions. Our results of operations for the three months ended June 30, 2024 are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2025.

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

In addition, if we see a continuation or acceleration of inflationary conditions, rising interest rates, supply chain disruptions and tight labor markets, we may also see higher costs of operating our assets and executing on our capital projects in fiscal year 2025. In an effort to curb inflation, the U.S. Federal Reserve raised interest rates during fiscal year 2023, in May 2023 and most recently in July 2023. If the U.S. Federal Reserve implements additional increases, costs under our variable-rate debt and preferred units will increase (see “Item 3. Quantitative and Qualitative Disclosures About Market Risk–Interest Rate Risk” included in this Quarterly Report). On the other hand, our ability to pass along rate increases reflecting changes in producer and/or consumer price indices to our customers, under our contracts, should help to counterbalance the impact of inflation on our costs.

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

Regulatory Developments

On March 6, 2024, the SEC adopted a new set of rules that require a wide range of climate-related disclosures, including material climate-related risks, information on any climate-related targets or goals that are material to the registrant’s business, results of operations, or financial condition, Scope 1 and Scope 2 greenhouse gas emissions on a phased-in basis by certain larger registrants when those emissions are material and the filing of an attestation report covering the same, and disclosure of the financial statement effects of severe weather events and other natural conditions including costs and losses. Compliance dates under the final rule are phased in by registrant category. Multiple lawsuits have been filed challenging the SEC’s new climate rules, which have been consolidated and will be heard in the U.S. Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC issued an order staying the final rules until judicial review is complete.

Subsequent Events

See Note 16 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of transactions that occurred subsequent to June 30, 2024.

Segment Operating Results for the Three Months Ended June 30, 2024 and 2023

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$140,998	$142,952	$(1,954)
Sale of recovered crude oil	30,776	23,017	7,759
Recycled water	2,260	4,220	(1,960)
Other revenues	7,376	11,113	(3,737)
Total revenues	181,410	181,302	108
Expenses:
Cost of sales-excluding impact of derivatives	1,825	2,569	(744)
Derivative gain	(825)	—	(825)
Operating expenses	52,825	55,082	(2,257)
General and administrative expenses	1,211	1,178	33
Depreciation and amortization expense	52,712	54,423	(1,711)
Gain on disposal or impairment of assets, net	(10,696)	(1,281)	(9,415)
Total expenses	97,052	111,971	(14,919)
Segment operating income	$84,358	$69,331	$15,027

Produced water processed (barrels per day)
Delaware Basin	2,161,362	2,153,059	8,303
Eagle Ford Basin	176,306	132,934	43,372
DJ Basin	127,698	169,494	(41,796)
Other Basins	—	2,978	(2,978)
Total	2,465,366	2,458,465	6,901
Recycled water (barrels per day)	104,432	99,436	4,996
Total (barrels per day)	2,569,798	2,557,901	11,897
Skim oil sold (barrels per day) (1)	4,425	3,710	715
Service fees for produced water processed ($/barrel) (2)	$0.63	$0.64	$(0.01)
Recovered crude oil for produced water processed ($/barrel) (2)	$0.14	$0.10	$0.04
Operating expenses for produced water processed ($/barrel) (2)	$0.24	$0.25	$(0.01)

(1)    As of June 30, 2023, approximately 53,000 barrels of skim oil were stored and were sold during the second quarter of fiscal year 2024.
(2)    Total produced water barrels processed during the three months ended June 30, 2024 and 2023 were 224,348,310 and 223,720,295, respectively. These amounts do not include 11,699,806 barrels and 3,110,039 barrels for the three months ended June 30, 2024 and 2023, respectively, related to payments received from producers for committed volumes not delivered, as discussed further below.

Water Disposal Service Fee Revenues. The decrease was due primarily to lower fees for produced water processed during the quarter due to rate changes for certain existing contracts, the expiration of certain higher fee per barrel contracts which were replaced with lower fee per barrel contracts with an extended term and higher volumes received under contracts with lower fees per barrel. Also contributing to the decrease were lower produced water volumes processed mainly in the DJ Basin as certain producers reused their water in their operations. These decreases were partially offset by an increase in produced water volumes processed from contracted customers in the Eagle Ford and Delaware Basins and higher fees charged for interruptible spot volumes. There was also an increase in payments made by certain producers for committed volumes not delivered, which also benefited service fees for produced water processed ($/barrel).

Recovered Crude Oil Revenues. The increase was due primarily to an increase in skim oil barrels sold as a result of higher skim oil recovered from increased produced water processed and higher realized crude oil prices received from the sale of skim oil barrels. While the amount of skim oil recovered was in line with historical averages, a certain amount of skim oil barrels was stored as of June 30, 2023, due to tighter pipeline specifications which reduced the amount of skim oil sold during the prior year quarter.

Recycled Water Revenues. Revenue from recycled water includes the sale of produced water and recycled water for use in our customers’ completion activities. The decrease was due primarily to lower pricing for recycled water, partially offset by an increase in recycled water volumes related to timing of water to be used in completions.

Other Revenues. Other revenues primarily include reimbursements from construction projects, booster operating fees and generator rentals, water pipeline revenues, solids disposal revenues, land surface use revenues and brackish non-potable water revenues. The decrease was due primarily to lower land surface use revenues, mining revenues and lease revenue from certain surface use and compensation agreements primarily due to the sale of our ranches in April 2024 (see Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report). We also had lower reimbursements from construction projects and lower sales of brackish non-potable water related to the timing of our customers transitioning from brackish non-potable water to recycled water. These decreases were partially offset by higher reimbursements from booster operating fees and generator rentals and higher pipeline revenues driven by an increase in drilling and completion activity primarily in the Eagle Ford and Delaware Basins as well as our increased capacity to meet demand for these services.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to lower recycling costs due to a decrease in recycling activity, partially offset by costs incurred that will be reimbursed by producers for generator and fuel costs at various booster stations.

Derivative Gain. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the crude oil we expect to recover when processing produced water and selling recovered skim oil. During the three months ended June 30, 2024, we had $0.9 million of net unrealized gains on derivatives and less than $0.1 million of net realized losses on derivatives. During the three months ended June 30, 2023, we had no derivative activity.

Operating and General and Administrative Expenses. The decrease was due primarily to lower chemical expense due to purchasing fewer chemicals and using chemicals more efficiently and lower repairs and maintenance expense due to the timing of repairs and tank cleaning.

Depreciation and Amortization Expense. The decrease was due primarily to certain long-term assets being fully amortized, impaired or sold during the fiscal year ended March 31, 2024 and three months ended June 30, 2024, partially offset by depreciation of newly developed facilities and infrastructure.

Gain on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2024, we recorded a net gain of $10.4 million primarily related to the sale of certain assets (see Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report) and a gain of $0.3 million from insurance recoveries for certain saltwater disposal facilities and boosters damaged in a prior period. In addition, we recorded a net loss of $0.1 million primarily related to the write down of the value of certain saltwater disposal wells as well as abandonment of certain capital projects and the retirement of certain assets. During the three months ended June 30, 2023, we recorded a net gain of $5.0 million primarily related to the sale of certain assets and a net loss of $3.8 million related to the abandonment of certain capital projects and the retirement of certain assets.

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$262,609	$450,128	$(187,519)
Crude oil transportation and other sales	17,606	14,424	3,182
Total revenues (1)	280,215	464,552	(184,337)
Expenses:
Cost of sales-excluding impact of derivatives	250,451	432,681	(182,230)
Derivative gain	(842)	(7,220)	6,378
Operating expenses	9,341	10,463	(1,122)
General and administrative expenses	705	979	(274)
Depreciation and amortization expense	6,441	9,746	(3,305)
Loss on disposal or impairment of assets, net	30	896	(866)
Total expenses	266,126	447,545	(181,419)
Segment operating income	$14,089	$17,007	$(2,918)

Crude oil sold (barrels)	3,174	6,007	(2,833)
Crude oil transported on owned pipelines (barrels)	5,713	6,563	(850)
Crude oil storage capacity - owned and leased (barrels) (2)	5,232	5,232	—
Crude oil storage capacity leased to third-parties (barrels) (2)	1,500	2,250	(750)
Crude oil inventory (barrels) (2)	524	685	(161)
Crude oil sold ($/barrel)	$82.738	$74.934	$7.804
Cost per crude oil sold ($/barrel) (3)	$78.907	$72.029	$6.878
Crude oil product margin ($/barrel) (3)	$3.831	$2.905	$0.926

(1)    Revenues include $0.1 million and $0.2 million of intersegment sales during the three months ended June 30, 2024 and 2023, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.
(2)    Information is presented as of June 30, 2024 and June 30, 2023, respectively.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were due primarily to lower sales volumes due to lower production on acreage dedicated to us in the DJ Basin during the quarter ended June 30, 2024, compared to the quarter ended June 30, 2023. This decrease was partially offset by higher crude oil prices.

The decrease in the crude oil product margin was primarily due to lower volumes purchased and sold year over year as discussed above. Crude oil product margin per barrel increased during the quarter ended June 30, 2024, compared to the quarter ended June 30, 2023, primarily due to higher price and quality differentials realized in the current period compared to the prior period. Crude oil product margin calculations do not include gains and losses from derivatives that may offset the movement in the physical margin.

Derivative Gain. Our cost of sales during the three months ended June 30, 2024 included $1.1 million of net realized losses on derivatives and $2.0 million of net unrealized gains on derivatives. Our cost of sales during the three months ended June 30, 2023 included $12.4 million of net realized gains on derivatives, driven by decreasing crude oil prices, and $5.2 million of net unrealized losses on derivatives. The amounts for the three months ended June 30, 2023 included net realized gains of $8.7 million and net unrealized losses of $5.2 million associated with derivative instruments related to our hedge of the CMA Differential Roll, defined and discussed below under “Non-GAAP Financial Measures.” The CMA hedge expired as of December 31, 2023 and we did not enter into another hedge.

Crude Oil Transportation and Other Sales. The increase was primarily due to higher tariff revenue on the Grand Mesa Pipeline as a result of signing on a new shipper during the open season that ended January 5, 2024. This increase was partially offset by lower throughput fees due to lower volumes, and lower storage fees at our Cushing terminal during the quarter ended June 30, 2024, compared to the prior period.

During the three months ended June 30, 2024, physical volumes on the Grand Mesa Pipeline averaged approximately 63,000 barrels per day, compared to approximately 72,000 barrels per day during the three months ended June 30, 2023. Lower contracted volumes were shipped on the Grand Mesa Pipeline due to lower demand for heavier crude oil grades, lower crude oil prices, and lower production on acreage dedicated to us in the DJ Basin.

Operating and General and Administrative Expenses. The decrease was primarily due to lower utilities expense on the Grand Mesa Pipeline and at our Cushing terminal due to lower volumes flowing through the system in the current quarter compared to the prior period. Additionally, the current quarter benefited from lower cleaning, repairs and maintenance costs on our owned railcars, and lower environmental expenses at one of our terminals compared to the prior period.

Depreciation and Amortization Expense. The decrease was due primarily to certain assets becoming fully depreciated during the year ended March 31, 2024.

Loss on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2024, we recorded a net loss of less than $0.1 million primarily due to the retirement or sale of certain assets. During the three months ended June 30, 2023, we recorded a net loss of $0.9 million primarily due to a loss on the sale of linefill.

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated:

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands, except per gallon amounts)
Refined products:
Sales-excluding impact of derivatives	$511,082	$578,039	$(66,957)
Cost of sales-excluding impact of derivatives	508,933	565,180	(56,247)
Derivative (gain) loss	(139)	111	(250)
Product margin	2,288	12,748	(10,460)

Propane:
Sales	98,058	112,250	(14,192)
Cost of sales-excluding impact of derivatives	96,650	110,484	(13,834)
Derivative gain	(278)	(2,109)	1,831
Product margin	1,686	3,875	(2,189)

Butane:
Sales	98,056	70,240	27,816
Cost of sales-excluding impact of derivatives	94,124	74,060	20,064
Derivative loss (gain)	2,136	(6,487)	8,623
Product margin	1,796	2,667	(871)

Other products:
Sales-excluding impact of derivatives	247,926	205,791	42,135
Cost of sales-excluding impact of derivatives	240,124	205,451	34,673
Derivative loss (gain)	13,257	(1,399)	14,656
Product (loss) margin	(5,455)	1,739	(7,194)

Service:
Sales	3,407	2,399	1,008
Cost of sales	687	263	424
Product margin	2,720	2,136	584

Expenses:
Operating expenses	10,367	11,136	(769)
General and administrative expenses	1,807	1,795	12
Depreciation and amortization expense	2,411	3,214	(803)
Gain on disposal or impairment of assets, net	—	(811)	811
Total expenses	14,585	15,334	(749)
Segment operating (loss) income	$(11,550)	$7,831	$(19,381)

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands, except per gallon amounts)
Natural gas liquids and refined products storage capacity - owned and leased (gallons) (1)	130,441	158,124	(27,683)

Refined products sold (gallons)	199,949	220,087	(20,138)
Refined products sold ($/gallon)	$2.556	$2.626	$(0.070)
Cost per refined products sold ($/gallon) (2)	$2.545	$2.568	$(0.023)
Refined products product margin ($/gallon) (2)	$0.011	$0.058	$(0.047)
Refined products inventory (gallons) (1)	1,806	504	1,302

Propane sold (gallons)	112,504	139,753	(27,249)
Propane sold ($/gallon)	$0.872	$0.803	$0.069
Cost per propane sold ($/gallon) (2)	$0.859	$0.791	$0.068
Propane product margin ($/gallon) (2)	$0.013	$0.012	$0.001
Propane inventory (gallons) (1)	55,676	87,423	(31,747)

Butane sold (gallons)	95,189	78,489	16,700
Butane sold ($/gallon)	$1.030	$0.895	$0.135
Cost per butane sold ($/gallon) (2)	$0.989	$0.944	$0.045
Butane product margin (loss) ($/gallon) (2)	$0.041	$(0.049)	$0.090
Butane inventory (gallons) (1)	52,667	69,632	(16,965)

Other products sold (gallons)	86,807	91,099	(4,292)
Other products sold ($/gallon)	$2.856	$2.259	$0.597
Cost per other products sold ($/gallon) (2)	$2.766	$2.255	$0.511
Other products product margin ($/gallon) (2)	$0.090	$0.004	$0.086
Other products inventory (gallons) (1)	15,744	12,452	3,292

(1)    Information is presented as of June 30, 2024 and June 30, 2023, respectively.
(2)    Cost and product margin (loss) per gallon excludes the impact of derivatives.

Refined Products Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, during the three months ended June 30, 2024 were primarily due to lower prices during the current quarter and a decrease in volumes due to lower demand.

Refined Products product margins, excluding the impact of derivatives, decreased during the three months ended June 30, 2024. This decrease was primarily related to higher margins generated in April 2023 and May 2023 in several markets experiencing tighter supply. These supply issues returned to normal in June 2023 as supply issues were resolved and the supply/demand balance was restored.

Refined Products Derivative (Gain) Loss. Our Refined Products product margin during the three months ended June 30, 2024 included a realized gain of $0.1 million and the three months ended June 30, 2023 included a realized loss of $0.1 million.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were due primarily to volumes. Volumes decreased due to lower contracted volumes during the three months ended June 30, 2024, reduced retail customer demand and the loss of a supply contract. This decrease was partially offset by higher propane prices during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Propane product margins, excluding the impact of derivatives, decreased during the three months ended June 30, 2024 primarily due to continued consolidation in the propane industry, stronger supply basis and the consolidation in the retail propane industry.

Propane Derivative Gain. Our cost of propane sales during the three months ended June 30, 2024 included net unrealized losses of $5.2 million on derivatives and $5.5 million of net realized gains on derivatives. Our cost of propane sales during the three months ended June 30, 2023 included $2.3 million of net unrealized gains on derivatives and $0.2 million of net realized losses on derivatives.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in sales and cost of sales, excluding the impact of derivatives, were due to increased prices during the three months ended June 30, 2024 compared to prices during the three months ended June 30, 2023. The increase was also due to a stronger gasoline blending market during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 when there was weaker spot market and export demand.

Butane product margins, excluding the impact of derivatives, increased due to increased prices during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. Also, the margins for the three months ended June 30, 2023 decreased due to a lower of cost or net realizable value adjustment of $5.4 million.

Butane Derivative Loss (Gain). Our cost of butane sales during the three months ended June 30, 2024 included $2.5 million of net unrealized losses on derivatives and $0.4 million of net realized gains on derivatives. Our cost of butane sales during the three months ended June 30, 2023 included $6.8 million of net unrealized gains on derivatives and $0.4 million of net realized losses on derivatives.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in sales and cost of sales, excluding the impact of derivatives, were due primarily to an increase in biodiesel prices, increased sales of renewable identification numbers and increased sales of asphalt due to consistent supply of product compared to the prior year. These increases were partially offset by lower biodiesel volumes.

Other products sales product margins, excluding the impact of derivatives, increased during the three months ended June 30, 2024 due to increased biodiesel prices.

Other Products Derivative Loss (Gain). Our derivatives of other products during the three months ended June 30, 2024 included $13.1 million of net unrealized losses on derivatives and $0.2 million of net realized losses on derivatives. Our derivatives of other products during the three months ended June 30, 2023 included $0.5 million of net unrealized losses on derivatives and $1.9 million of net realized gains on derivatives.

Service Sales and Cost of Sales. The sales includes storage, terminaling and transportation services income. Terminal sales and cost of sales increased during the three months ended June 30, 2024 due to a stronger export market.

Operating and General and Administrative Expenses. The decrease during the three months ended June 30, 2024 compared to three months ended June 30, 2023 was due to a decrease in sales commissions and a decrease in travel and entertainment expenses.

Depreciation and Amortization Expense. The decrease during the three months ended June 30, 2024 was due to a customer relationship intangible asset being fully amortized as of June 30, 2023.

Gain on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2023, we recorded a net gain of $0.8 million on the sale of land and a dock in Florida.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Cost of sales
Derivative loss	$—	$4,214	$(4,214)
Expenses:
General and administrative expenses	11,291	16,339	(5,048)
Depreciation and amortization expense	655	1,596	(941)
Total expenses	11,946	17,935	(5,989)
Operating loss	$(11,946)	$(22,149)	$10,203

Cost of Sales - Derivative Loss. Our cost of sales during the three months ended June 30, 2023 included $1.3 million of net realized losses and $2.9 million of net unrealized losses on derivatives. During the three months ended June 30, 2023, we entered into economic hedges to protect our liquidity positions and leverage from a significant increase in commodity prices that drive our working capital demands. There were no open hedge positions that would impact cost of sales as of June 30, 2024.

General and Administrative Expenses. The expenses during the three months ended June 30, 2024 were lower due to the timing of incentive compensation payments compared to the prior year, the elimination of share-based compensation expense due to all outstanding long-term incentive plan awards being fully vested in November 2023 and lower legal expenses. These decreases were partially offset by a reduction in corporate overhead allocated to the other business segments.

Depreciation and Amortization Expense. The decrease during the three months ended June 30, 2024 was due to software that became fully depreciated during the year ended March 31, 2024.

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities was $0.3 million during the three months ended June 30, 2024, compared to $0.1 million during the three months ended June 30, 2023. The increase of $0.2 million during the three months ended June 30, 2024 was due primarily to higher earnings from certain membership interests related to specific land and water services operations and a lower loss from our interest in an aircraft company which was dissolved on April 30, 2024.

Interest Expense

The following table summarizes the components of our consolidated interest expense for the periods indicated:

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Senior secured notes	$45,500	$38,438	$7,062
Senior secured term loan “B” credit facility (“Term Loan B”)	17,384	—	17,384
ABL Facility	3,144	4,602	(1,458)
Senior unsecured notes	—	10,963	(10,963)
Other indebtedness	1,198	1,415	(217)
Total debt interest expense	67,226	55,418	11,808
Amortization of debt issuance costs	2,846	4,104	(1,258)
Unrealized loss on interest rate swaps	446	—	446
Realized gain on interest rate swaps	(779)	—	(779)
Total interest expense	$69,739	$59,522	$10,217

The debt interest expense increased $11.8 million during the three months ended June 30, 2024, due to higher interest rates on Term Loan B, the $900.0 million of 8.125% senior secured notes that mature on February 15, 2029 (“2029 Senior Secured Notes”) and the $1.3 billion of 8.375% senior secured notes that mature on February 15, 2032 (“2032 Senior Secured Notes”).

Gain on Early Extinguishment of Liabilities, Net

Gain on early extinguishment of liabilities, net was $6.8 million during the three months ended June 30, 2023. During the three months ended June 30, 2023, the net gain (inclusive of debt issuance costs written off) relates to the early extinguishment of a portion of the outstanding senior unsecured notes. We did not repurchase any debt during the three months ended June 30, 2024.

Other Income, Net

Other income, net of $0.2 million and $0.3 million during the three months ended June 30, 2024 and 2023, respectively, consisted primarily of interest income on loan receivables (see Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

Income Tax Benefit (Expense)

Income tax benefit was $4.8 million during the three months ended June 30, 2024, compared to income tax expense of $0.1 million during the three months ended June 30, 2023. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests - Redeemable and Non-redeemable

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third-parties. Noncontrolling interest income was $0.8 million during the three months ended June 30, 2024, compared to $0.3 million during the three months ended June 30, 2023. The increase of $0.5 million during the three months ended June 30, 2024 was due primarily to higher income from certain water solutions operations during the three months ended June 30, 2024.

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

As previously reported, for purposes of our Adjusted EBITDA calculation, we did not draw a distinction between realized and unrealized gains and losses on derivatives of certain businesses within our Liquids Logistics segment. The primary hedging strategy of these businesses is to hedge against the risk of declines in the value of inventory over the course of the contract cycle, and many of the hedges cover extended periods of time. The “inventory valuation adjustment” row in the reconciliation table reflects the difference between the market value of the inventory of these businesses at the balance sheet date and its cost. We include this in Adjusted EBITDA because the unrealized gains and losses associated with derivative contracts associated with the inventory of this segment, which are intended primarily to hedge inventory holding risk and are included in net income, also affect Adjusted EBITDA. Beginning April 1, 2024, and going forward, we will now be drawing a distinction between realized and unrealized gains and losses on derivatives and no longer include the activity on the “inventory valuation adjustment” row in the reconciliation table for these certain businesses within our Liquids Logistics segment. This change aligns with how management now views and evaluates the transactions within these businesses and is also consistent with the calculation of Adjusted EBITDA used in our other businesses. If this change was made as of April 1, 2023, Adjusted EBITDA for the three months ended June 30, 2023 would have been $136.0 million.
.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Net income	$10,475	$19,563
Less: Net income attributable to noncontrolling interests	(792)	(262)
Net income attributable to NGL Energy Partners LP	9,683	19,301
Interest expense	69,738	59,536
Income tax (benefit) expense	(4,796)	140
Depreciation and amortization	61,849	68,921
EBITDA	136,474	147,898
Net unrealized losses (gains) on derivatives	17,956	(632)
Lower of cost or net realizable value adjustments	(330)	2,764
Gain on disposal or impairment of assets, net	(10,666)	(1,196)
CMA Differential Roll net losses (gains) (1)	—	(9,137)
Inventory valuation adjustment (2)	—	336
Gain on early extinguishment of liabilities, net	—	(6,808)
Equity-based compensation expense	—	474
Other (3)	908	956
Adjusted EBITDA	$144,342	$134,655

(1)    Adjustment to align, within Adjusted EBITDA, the net gains and losses of the Partnership’s CMA Differential Roll derivative instruments positions with the physical margin being hedged. See “Non-GAAP Financial Measures” section above for a further discussion.
(2)    Amount represents the difference between the market value of the inventory at the balance sheet date and its cost. See “Non-GAAP Financial Measures” section above for a further discussion.
(3)    Amounts represent accretion expense for asset retirement obligations and expenses incurred related to legal and advisory costs associated with acquisitions and dispositions. Also, the amount for the three months ended June 30, 2023 included unrealized gains/losses on marketable securities.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts in our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the periods indicated:

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Depreciation and amortization per EBITDA table	$61,849	$68,921
Intangible asset amortization recorded to cost of sales	(65)	(65)
Depreciation and amortization attributable to unconsolidated entities	(71)	(159)
Depreciation and amortization attributable to noncontrolling interests	506	282
Depreciation and amortization per unaudited condensed consolidated statements of operations	$62,219	$68,979

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Depreciation and amortization per EBITDA table	$61,849	$68,921
Amortization of debt issuance costs recorded to interest expense	2,846	4,104
Amortization of royalty expense recorded to operating expense	62	62
Depreciation and amortization attributable to unconsolidated entities	(71)	(159)
Depreciation and amortization attributable to noncontrolling interests	506	282
Depreciation and amortization per unaudited condensed consolidated statements of cash flows	$65,192	$73,210

The following table reconciles interest expense per the EBITDA table above to interest expense in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Interest expense per EBITDA table	$69,738	$59,536
Interest expense attributable to noncontrolling interests	1	—
Interest expense attributable to unconsolidated entities	—	(14)
Interest expense per unaudited condensed consolidated statements of operations	$69,739	$59,522

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated:

	Three Months Ended June 30, 2024
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$84,358	$14,089	$(11,550)	$(11,946)	$74,951
Depreciation and amortization	52,712	6,441	2,411	655	62,219
Amortization recorded to cost of sales	—	—	65	—	65
Net unrealized (gains) losses on derivatives	(861)	(1,980)	20,797	—	17,956
Lower of cost or net realizable value adjustments	—	—	(330)	—	(330)
(Gain) loss on disposal or impairment of assets, net	(10,696)	30	—	—	(10,666)
Other income, net	106	2	22	37	167
Adjusted EBITDA attributable to unconsolidated entities	387	—	(16)	—	371
Adjusted EBITDA attributable to noncontrolling interest	(1,314)	—	—	—	(1,314)
Other	911	53	59	(100)	923
Adjusted EBITDA	$125,603	$18,635	$11,458	$(11,354)	$144,342

	Three Months Ended June 30, 2023
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$69,331	$17,007	$7,831	$(22,149)	$72,020
Depreciation and amortization	54,423	9,746	3,214	1,596	68,979
Amortization recorded to cost of sales	—	—	65	—	65
Net unrealized losses (gains) on derivatives	—	5,135	(8,719)	2,952	(632)
CMA Differential Roll net losses (gains)	—	(9,137)	—	—	(9,137)
Inventory valuation adjustment	—	—	336	—	336
Lower of cost or net realizable value adjustments	—	—	2,764	—	2,764
(Gain) loss on disposal or impairment of assets, net	(1,281)	896	(811)	—	(1,196)
Equity-based compensation expense	—	—	—	474	474
Other income, net	180	106	1	19	306
Adjusted EBITDA attributable to unconsolidated entities	227	—	(5)	44	266
Adjusted EBITDA attributable to noncontrolling interest	(546)	—	—	—	(546)
Other	860	38	73	(15)	956
Adjusted EBITDA	$123,194	$23,791	$4,749	$(17,079)	$134,655

Liquidity, Sources of Capital and Capital Resource Activities

General

Our principal sources of liquidity and capital resource requirements are cash flows from our operations, borrowings under the $600.0 million asset-based revolving credit facility (“ABL Facility”), issuing long-term notes, common and/or preferred units, loans from financial institutions, asset securitizations or asset sales. We expect our primary cash outflows to be related to capital expenditures, interest, repayment of debt maturities and distributions.

We believe that our anticipated cash flows from operations and the borrowing capacity under the ABL Facility will be sufficient to meet our liquidity needs. Our borrowing needs vary during the year due in part to the seasonal nature of certain businesses within our Liquids Logistics segment. Our greatest working capital borrowing needs generally occur during the period of June through December, when we are building our natural gas liquids inventories in anticipation of the butane blending and heating seasons. Our working capital borrowing needs generally decline during the period of January through March, when the cash inflows from our Liquids Logistics segment are the greatest. In addition, our working capital borrowing needs vary with changes in commodity prices. A significant increase in commodity prices could drive up our working capital demands and limit our ability to continue to delever our balance sheet and restrict our financial flexibility. To protect our liquidity and leverage, we have in the past and may in the future enter into economic hedges that mitigate this exposure when we are building inventory. There were no open hedge positions as of June 30, 2024.

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

The ABL Facility commitments are $600.0 million which includes a sub-limit for letters of credit of $200.0 million. At June 30, 2024, $169.0 million had been borrowed under the ABL Facility and we had letters of credit outstanding of $87.6 million. The ABL Facility is scheduled to mature at the earliest of (a) February 2, 2029 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, subject to certain exceptions.

For additional information related to the ABL Facility, see Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

As of June 30, 2024, our current assets exceeded our current liabilities by approximately $125.7 million.

Long-Term Financing

We expect to fund our long-term financing requirements by issuing long-term notes, common units and/or preferred units, loans from financial institutions, asset securitizations or asset sales.

Senior Secured Notes

On February 2, 2024, we closed on our private offering of $900.0 million of the 2029 Senior Secured Notes and $1.3 billion of the 2032 Senior Secured Notes. Interest on the 2029 Senior Secured Notes and 2032 Senior Secured Notes will be paid quarterly on February 15, May 15, August 15 and November 15 of each year, beginning on May 15, 2024.

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

	Capital Expenditures				Other
	Expansion	Maintenance	Other (1)	Acquisitions (2)	Investments (3)
	(in thousands)
Three Months Ended June 30,
2024	$54,677	$22,804	$50	$—	$—
2023	$27,565	$16,527	$—	$—	$258

(1)    Amount for the three months ended June 30, 2024 is related to a transaction classified as an acquisition of assets in a prior period.
(2)    There were no acquisitions during the three months ended June 30, 2024 or 2023.
(3)    Amount for the three months ended June 30, 2023 relates to contributions made to unconsolidated entities. There were no other investments during the three months ended June 30, 2024.

Capital expenditures for the fiscal year ending March 31, 2025 are expected to be approximately $210 million.

Distributions Declared

On February 4, 2021, the board of directors of our GP temporarily suspended all distributions, including common unit distributions which began with the quarter ended December 31, 2020 and preferred unit distributions which began with the quarter ended March 31, 2021.

On April 4, 2024, the board of directors of our GP declared a cash distribution of 55.4% of the outstanding distribution arrearages through the quarter ended March 31, 2024 to the holders of the Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”), the Class C Fixed-to-Floating Rate Cumulative Redeemable

Perpetual Preferred Units (“Class C Preferred Units”) and the 9.00% Class D Preferred Units (“Class D Preferred Units”). The total distribution of $120.0 million was made on April 18, 2024 to the holders of record at the close of trading on April 12, 2024.

On April 9, 2024, the board of directors of our GP declared a cash distribution to fully pay the remaining distribution arrearages and interest through the quarter ended March 31, 2024 to the holders of the Class B Preferred Units, the Class C Preferred Units and the Class D Preferred Units. The total distribution of $98.1 million, which included a distribution of $27.3 million earned during the quarter ended March 31, 2024, was made on April 25, 2024 to the holders of record at the close of trading on April 19, 2024.

As of April 25, 2024, all preferred unit distributions in arrears have been paid.

On June 21, 2024, the board of directors of our GP declared a cash distribution for the quarter ended June 30, 2024 to the holders of the Class B Preferred Units, the Class C Preferred Units and the Class D Preferred Units. The total distribution of $28.8 million was made on July 15, 2024 to the holders of record at the close of trading on July 1, 2024.

The board of directors of our GP expects to evaluate the reinstatement of the common unit distributions in due course, taking into account a number of important factors, including our leverage, liquidity, the sustainability of cash flows, upcoming debt maturities, capital expenditures and the overall performance of our businesses.

For additional information related to the payment of distributions, see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

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

Sources (Uses) of Cash

The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented (see the footnotes to our unaudited condensed consolidated financial statements included in this Quarterly Report for the footnotes referenced in the table):

	Cash Flow	Three Months Ended June 30,
	Category	2024	2023
		(in thousands)
Sources of cash and cash equivalents:
Net cash provided by operating activities	Operating	$—	$55,111
Net proceeds from borrowings under ABL Facility (see Note 6)	Financing	169,000	42,000
Proceeds from divestitures of businesses and investments, net (see Note 15)	Investing	69,320	—
Proceeds from sales of assets (see Note 15)	Investing	15,879	21,131
Proceeds from borrowings on other long-term debt (see Note 6)	Investing	6,360	—
Net settlements of derivatives (see Note 9)	Investing	2,029	12,430

Uses of cash and cash equivalents:
Net cash used in operating activities	Operating	(18,059)	—
Distributions to preferred unitholders (see Note 8)	Financing	(218,091)	—
Capital expenditures	Investing	(59,923)	(35,801)
Repayment and repurchase of senior unsecured notes	Financing	—	(91,982)

Other sources / (uses) – net	Investing and Financing	(155)	(534)
Net (decrease) increase in cash and cash equivalents		$(33,640)	$2,355

Operating Activities. The decrease in net cash provided by operating activities during the three months ended June 30, 2024 was due primarily to fluctuations in working capital, particularly accounts receivable and accounts payable, due to lower crude oil volumes and higher crude oil prices, lower purchases and sales of natural gas liquids due to seasonal demand and the timing of invoices and payments on construction projects as well as fluctuations in inventory due to building our natural gas liquids inventories in anticipation of the butane blending and heating seasons, and lower earnings from operations.

On June 13, 2024, we paid LCT Capital, LLC (“LCT”) $63.3 million related to the legal judgment against us, of which $27.2 million represented interest and $0.1 million of costs awarded to LCT.

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

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the prime rate or a secured overnight financing rate (“SOFR”). At June 30, 2024, we had $169.0 million of outstanding borrowings under the ABL Facility at a weighted average interest rate of 8.42%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $0.2 million, based on borrowings outstanding at June 30, 2024.

The Term Loan B is variable-rate debt with interest rates that are generally indexed to SOFR. At June 30, 2024, there was $698.3 million of outstanding borrowings under the Term Loan B with an interest rate of SOFR rate of 5.34% plus a margin of 4.50%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $0.9 million, based on borrowings outstanding at June 30, 2024.

In March and April 2024, we entered into interest rate swaps totaling $400.0 million to reduce the variability of cash outflows associated with our floating-rate, SOFR-based borrowings, including borrowings on the Term Loan B. An increase of 10% in the value of the underlying interest rate swaps would result in a net change in the fair value of our interest rate swaps of less than $0.1 million at June 30, 2024.

The current distribution rate for the Class B Preferred Units is a floating rate of the three-month London Interbank Offered Rate (“LIBOR”) interest rate (5.30% for the quarter ended June 30, 2024) plus a spread of 7.213% (see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). A change in interest rates of 0.125% would result in an increase or decrease of our Class B Preferred Unit distribution of $0.1 million, based on the Class B Preferred Units outstanding at June 30, 2024.

The current distribution rate for the Class C Preferred Units is a floating rate of the three-month LIBOR interest rate (5.30% for the quarter ended June 30, 2024) plus a spread of 7.384% (see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). A change in interest rates of 0.125% would result in an increase or decrease of our Class C Preferred Unit distribution of less than $0.1 million, based on the Class C Preferred Units outstanding at June 30, 2024.

As of July 1, 2024, the holders of our Class D Preferred Units can elect, from time to time, for the distributions to be calculated based on a floating rate equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in accordance with our amended and restated limited partnership agreement (“Partnership Agreement”)) plus a spread of 7.00% (see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

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

Although we use financial derivative instruments to reduce the market price risk associated with forecasted transactions, we do not account for financial derivative transactions as hedges. All changes in the fair value of our physical contracts that do not qualify as normal purchases and normal sales and settlements (whether cash transactions or non-cash mark-to-market adjustments) are reported either within revenue (for sales contracts) or cost of sales (for purchase contracts) in our unaudited condensed consolidated statements of operations, regardless of whether the contract is physically or financially settled, and within cash flows from operations in our unaudited condensed consolidated statements of cash flows.

The following table summarizes the hypothetical impact on the June 30, 2024 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase (Decrease) To Fair Value
Crude oil (Water Solutions segment)	$(504)
Crude oil (Crude Oil Logistics segment)	$(1,317)
Propane (Liquids Logistics segment)	$(433)
Butane (Liquids Logistics segment)	$(6,685)
Refined Products (Liquids Logistics segment)	$(3,625)
Other Products (Liquids Logistics segment)	$(1,075)
Canadian dollars (Liquids Logistics segment)	$124

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

At June 30, 2024, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

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

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our GP, of the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2024. Based on this evaluation, the principal executive officer and principal financial officer of our GP have concluded that as of June 30, 2024, such disclosure controls and procedures were effective.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

During the three months ended June 30, 2024, no director or officer of the Partnership adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Exhibit Number	Description
10.1*
First Amendment to Term Loan Credit Agreement, dated as of August 5, 2024, by and among NGL Energy Operating LLC, NGL Energy Partners LP, Toronto Dominion (Texas) LLC, as administrative agent, collateral agent and a lender, and certain financial institutions party thereto

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

*    Exhibits filed with this report.
**    The following documents are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2024 and March 31, 2024, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2024 and 2023, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2024 and 2023, (iv) Unaudited Condensed Consolidated Statements of Changes in Equity for the three months ended June 30, 2024 and 2023, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2024 and 2023, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NGL Energy Partners LP

	By:	NGL Energy Holdings LLC, its general partner

Date: August 8, 2024		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: August 8, 2024		By:	/s/ Bradley P. Cooper
Bradley P. Cooper
Chief Financial Officer