Form 10-Q
period 2024-09-30
NGL Energy Partners LP
filed 2024-11-12
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

At November 8, 2024, there were 132,012,766 common units issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in Thousands, except unit amounts)

	September 30, 2024	March 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,495	$38,909
Accounts receivable-trade, net of allowance for expected credit losses of $2,932 and $1,671, respectively	727,520	814,087
Accounts receivable-affiliates	1,569	1,501
Inventories	193,886	130,907
Prepaid expenses and other current assets	75,990	126,933
Assets held for sale	—	66,597
Total current assets	1,003,460	1,178,934
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $1,098,141 and $1,011,274, respectively	2,165,779	2,096,702
GOODWILL	634,282	634,282
INTANGIBLE ASSETS, net of accumulated amortization of $343,925 and $332,560, respectively	915,869	939,978
INVESTMENTS IN UNCONSOLIDATED ENTITIES	20,137	20,305
OPERATING LEASE RIGHT-OF-USE ASSETS	97,756	97,155
OTHER NONCURRENT ASSETS	52,896	52,738
Total assets	$4,890,179	$5,020,094
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$594,547	$707,536
Accounts payable-affiliates	72	37
Accrued expenses and other payables	173,683	213,757
Advance payments received from customers	25,158	17,313
Current maturities of long-term debt	7,865	7,000
Operating lease obligations	27,660	31,090
Liabilities held for sale	—	614
Total current liabilities	828,985	977,347
LONG-TERM DEBT, net of debt issuance costs of $46,997 and $49,178, respectively, and current maturities	3,121,794	2,843,822
OPERATING LEASE OBLIGATIONS	74,118	70,573
OTHER NONCURRENT LIABILITIES	128,671	129,185
COMMITMENTS AND CONTINGENCIES (NOTE 7)

CLASS D 9.00% PREFERRED UNITS, 600,000 and 600,000 preferred units issued and outstanding, respectively	551,097	551,097
REDEEMABLE NONCONTROLLING INTEREST	179	—

EQUITY:
General partner, representing a 0.1% interest, 132,145 and 132,645 notional units, respectively	(52,881)	(52,834)
Limited partners, representing a 99.9% interest, 132,012,766 and 132,512,766 common units issued and outstanding, respectively	(131,712)	134,807
Class B preferred limited partners, 12,585,642 and 12,585,642 preferred units issued and outstanding, respectively	305,468	305,468
Class C preferred limited partners, 1,800,000 and 1,800,000 preferred units issued and outstanding, respectively	42,891	42,891
Accumulated other comprehensive loss	(99)	(499)
Noncontrolling interests	21,668	18,237
Total equity	185,335	448,070
Total liabilities and equity	$4,890,179	$5,020,094
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
REVENUES:
Water Solutions	$181,867	$197,244	$363,277	$378,546
Crude Oil Logistics	243,757	489,713	523,860	954,103
Liquids Logistics	926,977	1,154,139	1,852,723	2,124,551
Corporate and Other	74	—	74	—
Total Revenues	1,352,675	1,841,096	2,739,934	3,457,200
COST OF SALES:
Water Solutions	(567)	7,424	433	9,993
Crude Oil Logistics	212,148	454,927	461,645	880,226
Liquids Logistics	909,614	1,119,478	1,832,325	2,066,725
Corporate and Other	—	(3,381)	—	833
Total Cost of Sales	1,121,195	1,578,448	2,294,403	2,957,777
OPERATING COSTS AND EXPENSES:
Operating	78,132	77,389	150,665	154,070
General and administrative	12,179	17,496	27,193	37,787
Depreciation and amortization	61,931	65,526	124,150	134,505
Loss (gain) on disposal or impairment of assets, net	1,509	16,207	(9,157)	15,011
Operating Income	77,729	86,030	152,680	158,050
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	1,522	851	1,822	942
Interest expense	(77,404)	(58,627)	(147,143)	(118,149)
Gain on early extinguishment of liabilities, net	—	63	—	6,871
Other income, net	1,822	310	1,989	616
Income Before Income Taxes	3,669	28,627	9,348	48,330
INCOME TAX (EXPENSE) BENEFIT	(278)	(342)	4,518	(482)
Net Income	3,391	28,285	13,866	47,848
LESS: NET INCOME ATTRIBUTABLE TO NONREDEEMABLE NONCONTROLLING INTERESTS	(932)	(257)	(1,724)	(519)
LESS: NET INCOME ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS	(5)	—	(5)	—
NET INCOME ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$2,454	$28,028	$12,137	$47,329
NET LOSS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(28,270)	$(6,709)	$(47,382)	$(21,191)
BASIC AND DILUTED LOSS PER COMMON UNIT	$(0.21)	$(0.05)	$(0.36)	$(0.16)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	132,274,669	131,927,343	132,393,067	131,927,343

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in Thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net income	$3,391	$28,285	$13,866	$47,848
Other comprehensive income (loss)	424	(39)	400	(23)
Comprehensive income	$3,815	$28,246	$14,266	$47,825

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Six Months Ended September 30, 2024
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common
	General Partner	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCE AT MARCH 31, 2024	$(52,834)	14,385,642	$348,359	132,512,766	$134,807	$(499)	$18,237	$448,070
Contributions from noncontrolling interest owners	—	—	—	—	—	—	1,619	1,619
Distributions to preferred unitholders (Note 8)	—	—	—	—	(245,604)	—	—	(245,604)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(543)	(543)
Net (loss) income	(19)	—	—	—	9,702	—	792	10,475
Other comprehensive loss	—	—	—	—	—	(24)	—	(24)
BALANCE AT JUNE 30, 2024	(52,853)	14,385,642	348,359	132,512,766	(101,095)	(523)	20,105	213,993
Distributions to preferred unitholders (Note 8)	—	—	—	—	(30,752)	—	—	(30,752)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(930)	(930)
Sale of interest in saltwater disposal assets (Note 15)	—	—	—	—	(221)	—	1,561	1,340
Common unit repurchases and cancellations (Note 8)	—	—	—	(500,000)	(2,126)	—	—	(2,126)
Net (loss) income	(28)	—	—	—	2,482	—	932	3,386
Other comprehensive income	—	—	—	—	—	424	—	424
BALANCE AT SEPTEMBER 30, 2024	$(52,881)	14,385,642	$348,359	132,012,766	$(131,712)	$(99)	$21,668	$185,335

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Six Months Ended September 30, 2023
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common
	General Partner	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCE AT MARCH 31, 2023	$(52,551)	14,385,642	$348,359	131,927,343	$455,564	$(450)	$16,507	$767,429
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(377)	(377)
Equity issued pursuant to incentive compensation plan	—	—	—	—	474	—	—	474
Net (loss) income	(14)	—	—	—	19,315	—	262	19,563
Other comprehensive income	—	—	—	—	—	16	—	16
BALANCE AT JUNE 30, 2023	(52,565)	14,385,642	348,359	131,927,343	475,353	(434)	16,392	787,105
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(572)	(572)
Equity issued pursuant to incentive compensation plan	—	—	—	—	410	—	—	410
Net (loss) income	(7)	—	—	—	28,035	—	257	28,285
Other comprehensive loss	—	—	—	—	—	(39)	—	(39)
BALANCE AT SEPTEMBER 30, 2023	$(52,572)	14,385,642	$348,359	131,927,343	$503,798	$(473)	$16,077	$815,189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in Thousands)

	Six Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES:
Net income	$13,866	$47,848
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	130,215	142,998
Gain on early extinguishment of liabilities, net	—	(6,871)
Equity-based compensation expense	—	884
(Gain) loss on disposal or impairment of assets, net	(9,157)	15,011
Change in provision for expected credit losses	1,705	116
Net adjustments to fair value of derivatives	9,908	1,004
Equity in earnings of unconsolidated entities	(1,822)	(942)
Distributions of earnings from unconsolidated entities	1,853	904
Lower of cost or net realizable value adjustments	3,332	7,071
Other	1,938	2,855
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable-trade and affiliates	85,057	(126,050)
Inventories	(71,091)	(115,036)
Other current and noncurrent assets	33,098	24,950
Accounts payable-trade and affiliates	(114,290)	153,001
Other current and noncurrent liabilities	(95,953)	(16,643)
Net cash (used in) provided by operating activities	(11,341)	131,100
INVESTING ACTIVITIES:
Capital expenditures	(149,545)	(80,443)
Net settlements of derivatives	12,745	(16,461)
Proceeds from sales of assets	18,556	23,908
Proceeds from divestitures of businesses and investments, net	68,500	16,000
Investments in unconsolidated entities	(106)	(258)
Distributions of capital from unconsolidated entities	243	486
Net cash used in investing activities	(49,607)	(56,768)
FINANCING ACTIVITIES:
Proceeds from borrowings under ABL Facility	837,000	965,000
Payments on ABL Facility	(563,000)	(947,000)
Payments on Term Loan B	(3,500)	—
Proceeds from borrowings on other long-term debt	6,360	—
Payments on other long-term debt	(204)	—
Repayment and repurchase of senior unsecured notes	—	(91,982)
Debt issuance costs	(2,480)	(1,242)
Contributions from noncontrolling interest owners	1,793	—
Distributions to preferred unitholders	(245,604)	—
Distributions to noncontrolling interest owners	(1,473)	(949)
Common unit repurchases and cancellations	(2,126)	—
Payments to settle contingent consideration liabilities	(481)	(902)
Net settlements of derivatives	258	—
Principal payments of finance lease	(9)	(8)
Net cash provided by (used in) financing activities	26,534	(77,083)
Net decrease in cash and cash equivalents	(34,414)	(2,751)
Cash and cash equivalents, beginning of period	38,909	5,431
Cash and cash equivalents, end of period	$4,495	$2,680
Supplemental cash flow information:
Cash interest paid	$166,758	$118,516
Income taxes paid (net of income tax refunds)	$5,527	$2,056
Supplemental non-cash investing and financing activities:
Distributions declared but not paid to preferred unitholders	$30,752	$—
Accrued capital expenditures	$28,891	$10,583
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Organization and Operations

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware master limited partnership. NGL Energy Holdings LLC serves as our general partner (“GP”). At September 30, 2024, our operations included three segments:

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

Critical accounting estimates we make in the preparation of our unaudited condensed consolidated financial statements include, among others, determining the impairment of goodwill and long-lived assets, useful lives and recoverability of property, plant and equipment and amortizable intangible assets, the fair value of derivative instruments, estimating certain revenues, the fair value of asset retirement obligations, the fair value of assets and liabilities acquired in acquisitions, the recoverability of inventories, the collectability of accounts and notes receivable, the valuation of contingent consideration liabilities and accruals for environmental matters. Although we believe these estimates are reasonable, actual results could differ from those estimates.

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

We have a deferred tax liability of $31.4 million and $38.0 million at September 30, 2024 and March 31, 2024, respectively, as a result of acquiring corporations in connection with certain of our acquisitions, which is included within other noncurrent liabilities in our unaudited condensed consolidated balance sheets. The decrease in the deferred tax liability during the six months ended September 30, 2024 was due to the sale of our ranches in April 2024, one ranch of which was treated as a corporation for federal income tax purposes (see Note 15). The deferred tax liability is the tax effected cumulative temporary difference between the GAAP basis and tax basis of the acquired assets within the corporation. For GAAP purposes, certain of the acquired assets will be depreciated and amortized over time which will lower the GAAP basis. The deferred tax benefit recorded during the six months ended September 30, 2024 was $6.1 million with an effective tax rate of 21.1%. The deferred tax benefit recorded during the six months ended September 30, 2023 was $0.1 million with an effective tax rate of 22.1%.

We evaluate uncertain tax positions for recognition and measurement in the unaudited condensed consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the unaudited condensed consolidated financial statements. We had no uncertain tax positions that required recognition in our unaudited condensed consolidated financial statements at September 30, 2024 or March 31, 2024.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Inventories consist of the following at the dates indicated:

	September 30, 2024	March 31, 2024
	(in thousands)
Butane	$82,181	$20,400
Propane	62,785	34,225
Crude oil	31,122	44,056
Biodiesel	7,729	18,919
Diesel	3,140	5,361
Other	6,929	7,946
Total	$193,886	$130,907

Investments in Unconsolidated Entities

Investments we do not control, but can exercise significant influence over, are accounted for using the equity method of accounting. Investments in partnerships and limited liability companies, unless our investment is considered to be minor, and investments in unincorporated joint ventures are also accounted for using the equity method of accounting.

Our investments in unconsolidated entities consist of the following at the dates indicated:

Entity	Segment	Ownership Interest	September 30, 2024	March 31, 2024
			(in thousands)
Water services and land company	Water Solutions	50%	$15,216	$15,228
Water services and land company	Water Solutions	10%	2,789	2,926
Water services and land company	Water Solutions	50%	2,053	2,026
Natural gas liquids terminal company	Liquids Logistics	50%	79	125
Total			$20,137	$20,305

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	September 30, 2024	March 31, 2024
	(in thousands)
Linefill (1)	$37,715	$37,861
Loan receivable (2)	2,380	4,776
Minimum shipping fees - pipeline commitments (3)	—	356
Other	12,801	9,745
Total	$52,896	$52,738

(1)    Represents minimum volumes of product we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At September 30, 2024 and March 31, 2024, linefill consisted of 501,093 and 502,686 barrels of crude oil, respectively. Linefill held in pipelines we own is included within property, plant and equipment (see Note 4).
(2)    Represents the noncurrent portion of loan receivables, net of allowances for expected credit losses, primarily related to the sale of certain saltwater disposal assets. At September 30, 2024 and March 31, 2024, the loan receivable balance (which includes interest receivable) was $6.6 million and $7.5 million, respectively, of which $4.2 million and $2.7 million, respectively, are recorded within prepaid expenses and other current assets in our unaudited condensed consolidated balance sheets.
(3)    Represents the noncurrent portion of minimum shipping fees paid in excess of volumes shipped, or deficiency credits, for a contract with a crude oil pipeline operator. This amount can be recovered when volumes shipped exceed the minimum monthly volume commitment. At September 30, 2024 and March 31, 2024, the deficiency credit was $2.5 million and $4.6 million, respectively, of which $2.5 million and $4.3 million, respectively, are recorded within prepaid expenses and other current assets in our unaudited condensed consolidated balance sheets.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	September 30, 2024	March 31, 2024
	(in thousands)
Distributions payable	$30,752	$—
Accrued compensation and benefits	28,537	34,708
Accrued interest (1)	25,627	58,335
Derivative liabilities	22,346	36,679
Excise and other tax liabilities	18,258	18,003
Product exchange liabilities	6,853	3,366
Other (1)	41,310	62,666
Total	$173,683	$213,757

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

Variable Interest Entity

We decide at the inception of each arrangement whether an entity in which an investment is made or in which we have other variable interests is considered a variable interest entity (“VIE”). Generally, an entity is a VIE if: (1) the entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties, (2) the entity’s investors lack any characteristics of a controlling financial interest or (3) the entity was established with non-substantive voting rights.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes the balances related to the VIE that are consolidated in our September 30, 2024 unaudited condensed consolidated balance sheet (excluding intercompany eliminations at the time of consolidation) as well as our equity in the VIE (in thousands):

Cash and cash equivalents	$1
Accounts receivable-trade, net of allowance for expected credit losses	6
Accounts receivable-affiliates	68
Prepaid expenses and other current assets	80
Property, plant and equipment, net	8,084
Accounts payable-trade	(24)
Accrued expenses and other payables	(79)
Current maturities of long-term debt	(865)
Long-term debt, net	(5,276)
Redeemable noncontrolling interest	(179)
Partnership's equity in VIE	$1,816

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

Redeemable noncontrolling interest at March 31, 2024	$—
Contributions from redeemable noncontrolling interest owner (Note 15)	174
Net income attributable to redeemable noncontrolling interest	5
Redeemable noncontrolling interest at September 30, 2024	$179

Reclassifications

We have reclassified certain prior period financial statement information to be consistent with the classification methods used in the current fiscal year. For the three months and six months ended September 30, 2023, certain revenues are now included in Disposal Services Fees in Note 10. These reclassifications did not impact previously reported amounts of assets, liabilities, equity, net income or cash flows.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), which includes amendments requiring, among other things, disclosure of disaggregated information about specific categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions on the income statement. Additionally, the amendments require disclosure of the total amount of selling expenses and an annual disclosure of the definition of selling expenses. The ASU is effective for fiscal years beginning after December 15, 2026 (which is the Partnership’s fiscal year beginning April 1, 2027), and for interim periods within fiscal years beginning after December 15, 2027 (which is the Partnership’s fiscal year beginning April 1, 2028), with early adoption

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
permitted. The ASU may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. We are currently evaluating the ASU to determine its impact on our financial statement disclosures.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which includes amendments intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU is effective for the Partnership’s fiscal year beginning April 1, 2024, and interim periods within our fiscal year beginning April 1, 2025, with early adoption permitted and requires retrospective application. This ASU will have no impact on our financial statements, but will result in additional disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) interest rate or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset date from December 31, 2022 to December 31, 2024 and left all other provisions of ASU No. 2020-04 unchanged. On April 13, 2022, the ABL Facility (as defined herein) was amended to replace the LIBOR benchmark with SOFR (as defined herein) benchmark (as discussed further in Note 6). As of September 30, 2024, we no longer have any agreements outstanding that include a LIBOR reference rate.

Note 3—Loss Per Common Unit

The following table presents our calculation of basic and diluted weighted average common units outstanding for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Weighted average common units outstanding during the period:
Common units - Basic	132,274,669	131,927,343	132,393,067	131,927,343
Common units - Diluted	132,274,669	131,927,343	132,393,067	131,927,343

For the three months and six months ended September 30, 2024 and 2023, respectively, all potential common units or convertible securities were considered antidilutive.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Our loss per common unit is as follows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per unit amounts)
Net income	$3,391	$28,285	$13,866	$47,848
Less: Net income attributable to nonredeemable noncontrolling interests	(932)	(257)	(1,724)	(519)
Less: Net income attributable to redeemable noncontrolling interests	(5)	—	(5)	—
Net income attributable to NGL Energy Partners LP	2,454	28,028	12,137	47,329
Less: Distributions to preferred unitholders (1)	(30,752)	(34,744)	(59,566)	(68,541)
Less: Net loss allocated to GP (2)	28	7	47	21
Net loss allocated to common unitholders	$(28,270)	$(6,709)	$(47,382)	$(21,191)
Basic and diluted loss per common unit	$(0.21)	$(0.05)	$(0.36)	$(0.16)

(1)    Includes distributions earned and declared for the three months and six months ended September 30, 2024. Also includes cumulative distributions for the three months and six months ended September 30, 2023 which were earned but not declared or paid (see Note 8 for a further discussion of the suspension of common unit and preferred unit distributions).
(2)    Net loss allocated to the GP includes distributions to which it is entitled as the holder of incentive distribution rights.

Note 4—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

Description	Estimated Useful Lives			September 30, 2024	March 31, 2024
	(in years)			(in thousands)
Water treatment facilities and equipment	3	-	30	$2,083,508	$2,055,565
Pipeline and related facilities	30	-	40	266,188	266,129
Crude oil tanks and related equipment	2	-	30	226,654	226,048
Natural gas liquids terminal and storage assets	2	-	30	168,903	167,633
Buildings and leasehold improvements	3	-	40	122,737	122,878
Vehicles and railcars (1)	3	-	25	91,303	91,715
Land				70,290	70,270
Information technology equipment	3	-	7	34,154	33,907
Tank bottoms and linefill (2)				32,545	28,269
Other	3	-	20	10,774	2,552
Construction in progress				156,864	43,010
Gross property, plant and equipment				3,263,920	3,107,976
Accumulated depreciation				(1,098,141)	(1,011,274)
Net property, plant and equipment				$2,165,779	$2,096,702

(1)    Includes a finance lease right-of-use asset of $0.1 million at September 30, 2024 and March 31, 2024. The accumulated amortization related to this finance lease is included within accumulated depreciation.
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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Depreciation expense	$48,021	$48,667	$95,940	$98,311
Capitalized interest expense	$963	$347	$1,506	$649

We record (gains) losses from the sales of property, plant and equipment and any write-downs in value due to impairment within loss (gain) on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations. The following table summarizes (gains) losses on the disposal or impairment of property, plant and equipment by segment for the periods indicated:

	Three Months Ended September 30, 2024	Six Months Ended September 30, 2024
	(in thousands)
Water Solutions (1)	$1,942	$2,021
Crude Oil Logistics	(442)	(420)
Total	$1,500	$1,601

(1)    Amounts do not include the gain recognized on the sale of certain freshwater water solutions facilities and certain saltwater disposal assets discussed in Note 15.

Note 5—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

		September 30, 2024			March 31, 2024
Description	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)	(in thousands)
Customer relationships	18.2	$886,113	$(268,111)	$618,002	$905,113	$(265,621)	$639,492
Customer commitments	19.8	192,000	(40,320)	151,680	192,000	(36,480)	155,520
Rights-of-way and easements	29.5	97,558	(19,790)	77,768	95,231	(18,187)	77,044
Water rights	25.1	36,068	(5,911)	30,157	36,068	(5,310)	30,758
Executory contracts and other agreements	23.8	19,788	(4,397)	15,391	17,854	(3,670)	14,184
Debt issuance costs (1)	4.4	19,148	(2,543)	16,605	18,473	(605)	17,868
Pipeline capacity rights	15.8	9,119	(2,853)	6,266	7,799	(2,687)	5,112
Total		$1,259,794	$(343,925)	$915,869	$1,272,538	$(332,560)	$939,978

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

Amortization expense is as follows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
Recorded In	2024	2023	2024	2023
	(in thousands)
Depreciation and amortization	$13,910	$16,859	$28,210	$36,194
Cost of sales	102	65	167	130
Interest expense	990	1,481	1,936	2,895
Operating expenses	61	61	123	123
Total	$15,063	$18,466	$30,436	$39,342

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes expected amortization of our intangible assets at September 30, 2024 (in thousands):

Year Ending March 31,
2025 (six months)	$29,924
2026	59,122
2027	58,337
2028	55,042
2029	52,256
2030	45,781
Thereafter	615,407
Total	$915,869

Note 6—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	September 30, 2024			March 31, 2024
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Asset-based revolving credit facility (“ABL Facility”)	$274,000		$274,000	$—		$—
Senior secured term loan "B" credit facility ("Term Loan B")	696,500	$(17,833)	678,667	700,000	$(17,549)	682,451
Senior secured notes:
8.125% Notes due 2029 (“2029 Senior Secured Notes”)	900,000	(11,539)	888,461	900,000	(12,845)	887,155
8.375% Notes due 2032 (“2032 Senior Secured Notes”)	1,300,000	(17,610)	1,282,390	1,300,000	(18,784)	1,281,216
Other long-term debt	6,156	(15)	6,141	—	—	—
Total long-term debt	3,176,656	(46,997)	3,129,659	2,900,000	(49,178)	2,850,822
Less: Current maturities	7,865	—	7,865	7,000	—	7,000
Long-term debt	$3,168,791	$(46,997)	$3,121,794	$2,893,000	$(49,178)	$2,843,822

(1)    Debt issuance costs related to the ABL Facility are reported within intangible assets, rather than as a reduction of the carrying amount of long-term debt. The unamortized debt issuance costs for Term Loan B include a $4.8 million discount.

ABL Facility

The ABL Facility is subject to a borrowing base, which includes a sub-limit for letters of credit. Total commitments under the ABL Facility are $600.0 million and the sub-limit for letters of credit is $200.0 million. At September 30, 2024, $274.0 million had been borrowed under the ABL Facility and we had letters of credit outstanding of $79.4 million. The ABL Facility is scheduled to mature at the earliest of (a) February 2, 2029 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, subject to certain exceptions.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
At September 30, 2024, the borrowings under the ABL Facility had a weighted average interest rate of 7.83% calculated as a SOFR rate of 4.91% plus a margin of 2.85% for SOFR borrowings and the prime rate of 8.00% plus a margin of 1.75% on the alternate base borrowings. On September 30, 2024, the interest rate in effect on letters of credit was 2.75%.

The ABL Facility contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The ABL Facility contains, as the only financial covenant, a fixed charge coverage ratio that is tested based on the financial statements for the most recently ended fiscal quarter upon the occurrence and during the continuation of a Cash Dominion Event (as defined in the ABL Facility). At September 30, 2024, no Cash Dominion Event had occurred.

Compliance

At September 30, 2024, we were in compliance with the covenants under the ABL Facility.

Term Loan B

The Term Loan B was issued at 99.25% of par for gross proceeds of $694.8 million. The Term Loan B was issued pursuant to a credit agreement dated February 2, 2024 (“Term Loan Credit Agreement”). The Term Loan B matures on February 2, 2031 and will amortize in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount beginning with the quarter ended June 30, 2024, with the balance payable on maturity.

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

The Term Loan B bears interest at a SOFR-based rate or an alternate base rate, in each case plus an applicable margin. The applicable margin for alternate base rate loans varies from 3.25% to 3.50% and the applicable margin for SOFR-based loans varies from 4.25% to 4.50%, in each case, depending on our consolidated first lien net leverage ratio (as defined in the Term Loan Credit Agreement). On August 5, 2024, we amended the Term Loan B agreement to reduce the SOFR margin from 4.50% to 3.75%.

At September 30, 2024, the borrowings under the Term Loan B had an interest rate of SOFR of 4.85% plus a margin of 3.75%.

The Term Loan Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The Term Loan Credit Agreement requires that we maintain, on a quarterly basis, beginning with the quarter ended June 30, 2024, a debt service coverage rate (as defined in the Term Loan Credit Agreement) of no less than 1.1 to 1.0. At September 30, 2024, our debt service coverage rate was approximately 2.22 to 1.0.

The Term Loan Credit Agreement contains other customary terms, events of default and covenants.

Compliance

At September 30, 2024, we were in compliance with the covenants under Term Loan B.

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

Compliance

At September 30, 2024, we were in compliance with the covenants under the Indenture.

Other Long-Term Debt

On June 24, 2024, we entered into an equipment loan for $6.4 million with American Bank and Trust Company which bears interest at a rate of 8.50% and is secured by an airplane (see Note 15). On September 24, 2024, we refinanced the loan and lowered the interest rate to 8.00%. We have an aggregate principal balance of $6.2 million at September 30, 2024. This loan matures on June 24, 2030.

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at September 30, 2024:

Year Ending March 31,	ABL Facility	Term Loan B	Senior Secured Notes	Other Long-Term Debt	Total
	(in thousands)
2025 (six months)	$—	$3,500	$—	$425	$3,925
2026	—	7,000	—	902	7,902
2027	—	7,000	—	983	7,983
2028	—	7,000	—	1,071	8,071
2029	274,000	7,000	900,000	1,167	1,182,167
2030	—	7,000	—	1,272	8,272
Thereafter	—	658,000	1,300,000	336	1,958,336
Total	$274,000	$696,500	$2,200,000	$6,156	$3,176,656

Amortization of Debt Issuance Costs

Amortization expense for debt issuance costs related to long-term debt was $1.9 million and $2.7 million during the three months ended September 30, 2024 and 2023, respectively, and $3.8 million and $5.3 million during the six months ended September 30, 2024 and 2023, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes expected amortization of debt issuance costs at September 30, 2024 (in thousands):

Year Ending March 31,
2025 (six months)	$3,923
2026	7,845
2027	7,845
2028	7,845
2029	7,508
2030	5,206
Thereafter	6,825
Total	$46,997

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

Environmental Matters

At September 30, 2024, we have an environmental liability, measured on an undiscounted basis, of $1.2 million, which is recorded within accrued expenses and other payables in our unaudited condensed consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our businesses, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our businesses.

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

The following table summarizes changes in our asset retirement obligations, which is reported within other noncurrent liabilities in our unaudited condensed consolidated balance sheets (in thousands):

Asset retirement obligations at March 31, 2024	$56,574
Liabilities incurred	602
Liabilities associated with disposed assets (1)	(274)
Liabilities settled	(65)
Accretion expense	2,028
Asset retirement obligations at September 30, 2024	$58,865

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

The future minimum throughput payments under this agreement at September 30, 2024 were $15.3 million, all of which will be recognized by March 31, 2025.

Sales and Purchase Contracts

We have entered into product sales and purchase contracts for which we expect the parties to physically settle and deliver the inventory in future periods.

At September 30, 2024, we had the following commodity purchase commitments:

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Purchase Commitments:
Year ending March 31,
2025 (six months)	$79,081	1,221	$18,548	23,932
2026	—	—	4,644	6,762
2027	—	—	4,075	5,796
2028	—	—	343	504
Total	$79,081	1,221	$27,610	36,994

Index-Price Commodity Purchase Commitments:
Year ending March 31,
2025 (six months)	$1,321,758	20,262	$604,712	648,521
2026	684,396	11,225	40,676	56,053
2027	—	—	12,655	25,200
Total	$2,006,154	31,487	$658,043	729,774

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

At September 30, 2024, we had the following commodity sale commitments:

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Sale Commitments:
Year ending March 31,
2025 (six months)	$79,717	1,223	$145,491	142,181
2026	—	—	7,454	8,958
2027	—	—	3,519	4,667
2028	—	—	298	400
Total	$79,717	1,223	$156,762	156,206

Index-Price Commodity Sale Commitments:
Year ending March 31,
2025 (six months)	$1,188,437	17,439	$625,514	556,633
2026	26,128	390	28,128	23,737
Total	$1,214,565	17,829	$653,642	580,370

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

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our unaudited condensed consolidated balance sheet and are not included in the tables above. These contracts are included in the derivative disclosures in Note 9 and represent $21.7 million of our prepaid expenses and other current assets and $18.4 million of our accrued expenses and other payables at September 30, 2024.

Other Commitments

We have noncancellable agreements for product storage, railcar spurs, capital projects and real estate. The following table summarizes future minimum payments under these agreements at September 30, 2024 (in thousands):

Year Ending March 31,
2025 (six months)	$6,011
2026	7,797
2027	7,072
2028	3,037
2029	2,425
2030	1,403
Thereafter	2,467
Total	$30,212

Note 8—Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% GP interest and a 99.9% limited partner interest, which consists of common units. Our GP has the right, but not the obligation, to contribute a proportionate amount of capital to the Partnership to maintain its 0.1% GP interest. Our GP is not required to guarantee or pay any of our debts and obligations. At September 30, 2024, we owned 8.69% of our GP.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
General Partner Equity

In connection with the repurchase of common units (see below for further discussion), we repurchased 500 notional units from our GP for less than $0.1 million during the quarter ended September 30, 2024.

Common Unit Repurchase Program

On June 5, 2024, the board of directors of our GP authorized a common unit repurchase program, under which we may repurchase up to $50.0 million of our outstanding common units from time to time in the open market or in other privately negotiated transactions. This program does not have a fixed expiration date. The common unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of our common units. We repurchased 500,000 units for an aggregate price of $2.1 million, including commissions, under this program during the quarter ended September 30, 2024.

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

Class B Preferred Units

As of September 30, 2024, there were 12,585,642 of our Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) outstanding.

Distributions for Prior Years

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

Current Fiscal Year Distributions

The current distribution rate for the Class B Preferred Units is a floating rate of the three-month LIBOR interest rate plus a spread of 7.213%. Effective July 3, 2023, the reference to LIBOR in the formulation for the distribution rate in these securities was replaced with three-month CME Term SOFR, as calculated and published by CME Group Benchmark Administration, Ltd., plus a tenor spread adjustment of 0.26161%, in accordance with the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), and the rules implementing the LIBOR Act.

The following table summarizes the distributions declared on our Class B Preferred Units during the last two quarters:

			Three-Month	Distribution	Amount Paid to Class B
Date Declared	Record Date	Payment Date	SOFR	Rate	Preferred Unitholders
					(in thousands)
June 21, 2024	July 1, 2024	July 15, 2024	5.300%	$0.8153	$10,261
September 19, 2024	October 1, 2024	October 15, 2024	5.332%	$0.8004	$10,073

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The distribution amount paid on October 15, 2024 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at September 30, 2024.

Class C Preferred Units

As of September 30, 2024, there were 1,800,000 of our Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) outstanding.

Distributions for Prior Years

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

Current Fiscal Year Distributions

The current distribution rate for the Class C Preferred Units is a floating rate of the three-month LIBOR interest rate plus a spread of 7.384%. Effective July 3, 2023, the reference to LIBOR in the formulation for the distribution rate in these securities was replaced with three-month CME Term SOFR, as calculated and published by CME Group Benchmark Administration, Ltd.

The following table summarizes the distributions declared on our Class C Preferred Units during the last two quarters:

			Three-Month	Distribution	Amount Paid to Class C
Date Declared	Record Date	Payment Date	SOFR	Rate	Preferred Unitholders
					(in thousands)
June 21, 2024	July 1, 2024	July 15, 2024	5.300%	$0.7926	$1,426
September 19, 2024	October 1, 2024	October 15, 2024	5.332%	$0.7947	$1,431

The distribution amount paid on October 15, 2024 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at September 30, 2024.

Class D Preferred Units

As of September 30, 2024, there were 600,000 preferred units (“Class D Preferred Units”) and warrants exercisable to purchase an aggregate of 25,500,000 common units outstanding.

The following table summarizes the outstanding warrants at September 30, 2024:

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
Distributions for Prior Years

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

Current Fiscal Year Distributions

The holders of our Class D Preferred Units have elected, which they are allowed to do so from time to time, for the distributions to be calculated based on a floating rate equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in accordance with our amended and restated limited partnership agreement (“Partnership Agreement”)) plus a spread of 7.00% (“Class D Variable Rate,” as defined in the Partnership Agreement). Effective July 3, 2023, the reference to LIBOR in the formulation for the distribution rate in these securities was replaced with the three-month CME Term SOFR, as calculated and published by CME Group Benchmark Administration, Ltd. Each variable rate election shall be effective for at least four quarters following such election. This variable rate election will be effective until September 30, 2025. The distribution rate for the Class D Preferred Units is 12.332% for the quarter ended September 30, 2024.

The following table summarizes the distributions declared on our Class D Preferred Units during the last two quarters:

			Three-Month	Distribution	Amount Paid to Class D
Date Declared	Record Date	Payment Date	SOFR	Rate	Preferred Unitholders
					(in thousands)
June 21, 2024 (1)	July 1, 2024	July 15, 2024		$26.01	$15,825
September 19, 2024	October 1, 2024	October 15, 2024	5.332%	$32.08	$19,248

(1)     The distribution rate was 10.00% (equal to $100.00 per every $1,000 in unit value per year).

The distribution amount paid on October 15, 2024 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at September 30, 2024.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Derivatives

The following table summarizes, by level within the fair value hierarchy, the estimated fair values of our derivative assets and liabilities reported in our unaudited condensed consolidated balance sheets at the dates indicated:

	September 30, 2024		March 31, 2024
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$921	$(11,632)	$4,798	$(7,517)
Level 2 measurements	22,015	(28,390)	54,040	(37,345)
	22,936	(40,022)	58,838	(44,862)

Netting of counterparty contracts (1)	(1,030)	1,030	(4,798)	4,798
Net cash collateral provided	1,169	10,712	630	2,719
Derivatives	$23,075	$(28,280)	$54,670	$(37,345)

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

The following table summarizes the accounts that include our derivative assets and liabilities in our unaudited condensed consolidated balance sheets at the dates indicated:

	September 30, 2024	March 31, 2024
	(in thousands)
Prepaid expenses and other current assets	$22,974	$54,670
Other noncurrent assets	101	—
Accrued expenses and other payables	(22,346)	(36,679)
Other noncurrent liabilities	(5,934)	(666)
Net derivative (liability) asset	$(5,205)	$17,325

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes our open derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At September 30, 2024:
Crude oil fixed-price (1)	October 2024–March 2025	(165)	$(500)
Propane fixed-price (1)	October 2024–March 2026	30,105	(4,509)
Refined products fixed-price (1)	October 2024–February 2025	(195)	75
Butane fixed-price (1)	October 2024–March 2025	(1,481)	(5,522)
Variable-to-fixed interest rate swaps (2)	October 2024–April 2028		(6,958)
Other	October 2024–March 2025		328
			(17,086)
Net cash collateral provided			11,881
Net derivative liability			$(5,205)

At March 31, 2024:
Crude oil fixed-price (1)	April 2024–March 2025	(174)	$(3,000)
Propane fixed-price (1)	April 2024–April 2025	6,980	1,870
Refined products fixed-price (1)	April 2024–December 2024	(244)	518
Butane fixed-price (1)	April 2024–March 2025	(982)	(2,222)
Variable-to-fixed interest rate swap (2)	April 2024–April 2026		515
Other	April 2024–March 2025		16,295
			13,976
Net cash collateral provided			3,349
Net derivative asset			$17,325

(1)    We may have fixed price physical purchases, including inventory, offset by floating price physical sales or floating price physical purchases offset by fixed price physical sales. These contracts are derivatives we have entered into as an economic hedge against the risk of mismatches between fixed and floating price physical obligations.
(2)    See further discussion of these instruments in “Interest Rate Risk” below.

During the three months ended September 30, 2024 and 2023, we recorded net gains of $9.0 million and net losses of $13.9 million, respectively, from our commodity derivatives to revenues and cost of sales in our unaudited condensed consolidated statements of operations. During the six months ended September 30, 2024 and 2023, we recorded net losses of $4.3 million and $1.0 million, respectively, from our commodity derivatives to revenues and cost of sales in our unaudited condensed consolidated statements of operations.

During the three months and six months ended September 30, 2024, we recorded net losses of $6.0 million and $5.6 million, respectively, from our interest rate swaps to interest expense in our unaudited condensed consolidated statements of operations.

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At September 30, 2024, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our unaudited condensed consolidated balance sheets and recognized in our net income.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Interest Rate Risk

Long-Term Debt

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the prime rate or SOFR. At September 30, 2024, we had $274.0 million of outstanding borrowings under the ABL Facility at a weighted average interest rate of 7.83%.

The Term Loan B is variable-rate debt with interest rates that are generally indexed to SOFR. At September 30, 2024, there was $696.5 million of outstanding borrowings under the Term Loan B with an interest rate of SOFR of 4.85% plus a margin of 3.75%.

In March and April 2024, we entered into interest rate swaps totaling $400.0 million to reduce the variability of cash outflows associated with our floating-rate, SOFR-based borrowings, including borrowings on the Term Loan B. Under these arrangements, we pay fixed interest rates of 4.32% and 4.79%, respectively, in exchange for SOFR-based variable interest through April 2026. In September 2024, we entered into the following transaction:

•For the $200.0 million interest rate swap entered into in April 2024, we extended the original maturity date of April 20, 2026 to a new maturity date of April 19, 2028; and
•Blended the existing swap rate for this extended swap with the then prevailing interest rate swap rate, which lowered the rate from 4.79% to 3.842%.

Preferred Unit Distributions

The current distribution rate for the Class B Preferred Units is a floating rate of the three-month CME Term SOFR plus a tenor spread adjustment plus a spread of 7.213% (see Note 8 for a further discussion).

The current distribution rate for the Class C Preferred Units is a floating rate of the three-month CME Term SOFR plus a spread of 7.384% (see Note 8 for a further discussion).

The current distribution rate for the Class D Preferred Units is a floating rate of the three-month CME Term SOFR plus a spread of 7.00% (see Note 8 for a further discussion).

Fair Value of Fixed-Rate Notes

The following table provides fair value estimates of our fixed-rate notes at September 30, 2024 (in thousands):

2029 Senior Secured Notes	$922,500
2032 Senior Secured Notes	$1,337,917

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

See Note 1 for a discussion of the products and services of our reportable segments. The remainder of our business operations is presented as “Corporate and Other” and consists of certain corporate expenses that are not allocated to the reportable segments. The following table summarizes revenues related to our segments for the periods indicated:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenues:
Water Solutions:
Topic 606 revenues
Disposal service fees (1)	$155,715	$161,087	$303,688	$310,482
Sale of recovered crude oil	24,708	31,101	55,484	54,118
Sale of water	700	1,768	2,985	6,209
Other service revenues (1)	729	3,022	1,090	7,318
Non-Topic 606 revenues	15	266	30	419
Total Water Solutions revenues	181,867	197,244	363,277	378,546
Crude Oil Logistics:
Topic 606 revenues
Crude oil sales	225,013	475,103	487,622	925,231
Crude oil transportation and other sales	17,048	12,242	32,864	24,288
Non-Topic 606 revenues	1,780	2,505	3,570	4,883
Elimination of intersegment sales	(84)	(137)	(196)	(299)
Total Crude Oil Logistics revenues	243,757	489,713	523,860	954,103
Liquids Logistics:
Topic 606 revenues
Refined products sales	490,869	620,323	1,001,951	1,198,362
Propane sales	89,716	102,266	187,074	213,952
Butane sales	123,494	105,920	221,524	176,078
Other products sales	109,719	102,954	206,916	182,795
Service revenues	4,959	5,519	7,286	6,838
Non-Topic 606 revenues	108,220	217,157	227,972	346,526
Total Liquids Logistics revenues (2)	926,977	1,154,139	1,852,723	2,124,551
Corporate and Other:
Service revenues	74	—	74	—
Total Corporate and Other revenues	74	—	74	—
Total revenues	$1,352,675	$1,841,096	$2,739,934	$3,457,200

(1)    For the three months and six months ended September 30, 2023, $1.7 million and $3.1 million, respectively, of revenue, which was included in Other Service Revenues in our quarterly report on Form 10-Q for the quarter ended September 30, 2023, is now included in Disposal Service Fees.
(2)    During the three months ended September 30, 2024 and 2023, our Liquids Logistics revenues included $27.4 million and $31.6 million of non-US revenues, respectively, and during the six months ended September 30, 2024 and 2023, our Liquids Logistics revenues included $51.5 million and $51.2 million of non-US revenues, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following tables summarize depreciation and amortization expense (including amortization expense recorded within interest expense, cost of sales and operating expenses in Note 5 and Note 6) and operating income (loss) by segment for the periods indicated.

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Depreciation and Amortization:
Water Solutions	$52,584	$52,114	$105,358	$106,599
Crude Oil Logistics	6,285	9,573	12,726	19,319
Liquids Logistics	2,523	2,448	4,999	5,727
Corporate and Other	3,631	5,653	7,132	11,353
Total	$65,023	$69,788	$130,215	$142,998

Operating Income (Loss):
Water Solutions	$72,829	$59,118	$157,187	$128,449
Crude Oil Logistics	14,840	14,778	28,929	31,785
Liquids Logistics	(1,133)	23,577	(12,683)	31,408
Corporate and Other	(8,807)	(11,443)	(20,753)	(33,592)
Total	$77,729	$86,030	$152,680	$158,050

The following table summarizes additions to property, plant and equipment and intangible assets by segment for the periods indicated. This information has been prepared on the accrual basis, and includes property, plant and equipment and intangible assets acquired in acquisitions.

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Water Solutions	$87,596	$38,842	$152,280	$77,798
Crude Oil Logistics	1,743	1,930	2,839	2,904
Liquids Logistics	3,967	4,597	7,523	8,690
Corporate and Other	909	465	9,104	534
Total	$94,215	$45,834	$171,746	$89,926

The following tables summarize long-lived assets, net (consisting of property, plant and equipment, intangible assets, operating lease right-of-use assets and goodwill) and total assets by segment at the dates indicated:

	September 30, 2024	March 31, 2024
	(in thousands)
Long-lived assets, net:
Water Solutions	$2,649,901	$2,608,007
Crude Oil Logistics	821,550	827,248
Liquids Logistics (1)	301,855	298,595
Corporate and Other	40,380	34,267
Total	$3,813,686	$3,768,117

(1)    Includes $7.5 million and $10.2 million of non-US long-lived assets at September 30, 2024 and March 31, 2024, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	September 30, 2024	March 31, 2024
	(in thousands)
Total assets:
Water Solutions	$2,855,015	$2,818,444
Crude Oil Logistics	1,282,369	1,368,461
Liquids Logistics (1)	706,900	686,885
Corporate and Other	45,895	79,707
Assets held for sale	—	66,597
Total	$4,890,179	$5,020,094

(1)    Includes $29.7 million and $22.1 million of non-US total assets at September 30, 2024 and March 31, 2024, respectively.

Note 11—Transactions with Affiliates

The following table summarizes our related party transactions for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Sales to entities affiliated with management	$74	$—	$74	$—
Purchases from equity method investees	$122	$419	$141	$905
Purchases from entities affiliated with management	$—	$—	$—	$100

Affiliate balances consist of the following at the dates indicated:

	September 30, 2024	March 31, 2024
	(in thousands)
Accounts receivable-affiliates
Equity method investees	$1,501	$1,501
Entities affiliated with management	68	—
Total	$1,569	$1,501

Accounts payable-affiliates
Equity method investees	$71	$36
Entities affiliated with management	1	1
Total	$72	$37

Other Related Party Transactions

During the three months ended June 30, 2024, we created a new aviation entity whereby we own a 90% interest and a member of our management owns a 10% interest as discussed in Note 15.

Note 12—Revenue from Contracts with Customers

We recognize revenue for services and products under revenue contracts as our obligations to either perform services or deliver or sell products under the contracts are satisfied. Our revenue contracts in scope under ASC 606 primarily have a single performance obligation and we do not receive material amounts of non-cash consideration. Our costs to obtain or fulfill our revenue contracts were not material as of September 30, 2024.

The majority of our revenue agreements are in scope under ASC 606 and the remainder of our revenue comes from contracts that are accounted for as derivatives under ASC 815 or that contain nonmonetary exchanges or leases in the scope of ASC 845 and ASC 842, respectively. See Note 10 for a detail of disaggregated revenue. Revenue from contracts accounted for as derivatives under ASC 815 within our Liquids Logistics segment includes $11.1 million and $43.9 million of net losses, respectively, during the three months and six months ended September 30, 2024 and $57.1 million and $58.8 million of net gains, respectively, during the three months and six months ended September 30, 2023, related to changes in the mark-to-market value of these contracts recorded.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Remaining Performance Obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we utilized the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these contracts. The following table summarizes the amount and timing of revenue recognition for such contracts at September 30, 2024 (in thousands):

Year Ending March 31,
2025 (six months)	$71,674
2026	84,681
2027	63,716
2028	47,013
2029	45,657
2030	33,021
Thereafter	22,862
Total	$368,624

Contract Assets and Liabilities

The following tables summarize the balances of our contract assets and liabilities at the dates indicated:

	September 30, 2024	March 31, 2024
	(in thousands)
Accounts receivable from contracts with customers	$381,075	$415,961

Contract liabilities at March 31, 2024	$16,933
Payment received and deferred	32,251
Payment recognized in revenue	(25,455)
Contract liabilities at September 30, 2024	$23,729

Note 13—Leases

Lessee Accounting

Our leasing activity primarily consists of product storage, office space, real estate, railcars, and equipment.

The following table summarizes the components of our lease cost for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Operating lease cost (1)	$10,911	$11,971	$22,140	$24,083
Variable lease cost (1)	11,976	8,561	19,562	16,287
Short-term lease cost (1)	670	230	1,293	270
Finance lease cost
Amortization of right-of-use asset (2)	2	1	3	2
Interest on lease obligation (3)	2	3	5	6
Total lease cost	$23,561	$20,766	$43,003	$40,648

(1)    Included in operating expenses in our unaudited condensed consolidated statements of operations.
(2)    Included in depreciation and amortization expense in our unaudited condensed consolidated statements of operations.
(3)    Included in interest expense in our unaudited condensed consolidated statements of operations.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes maturities of our lease obligations at September 30, 2024 (in thousands):

	Operating	Finance
Year Ending March 31,	Leases	Lease (1)
2025 (six months)	$18,838	$15
2026	30,157	28
2027	23,923	28
2028	20,436	9
2029	11,546	—
2030	5,518	—
Thereafter	20,133	—
Total lease payments	130,551	80
Less imputed interest	(28,773)	(14)
Total lease obligations	$101,778	$66

(1)    At September 30, 2024, the short-term finance lease obligation of less than $0.1 million is included in accrued expenses and other payables and the long-term finance lease obligation of $0.1 million is included in other noncurrent liabilities in our unaudited condensed consolidated balance sheet.

The following table summarizes supplemental cash flow information related to our leases for the periods indicated:

	Six Months Ended September 30,
	2024	2023
	(in thousands)
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease obligations
Operating cash outflows from operating leases	$22,489	$24,266
Operating cash outflows from finance lease	$5	$6
Financing cash outflows from finance lease	$9	$8

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$18,321	$26,188

Lessor Accounting and Subleases

Our lessor arrangements include storage and railcar contracts. We also, from time to time, sublease certain of our storage capacity and railcars to third-parties. Fixed rental revenue is recognized on a straight-line basis over the lease term. During the three months ended September 30, 2024 and 2023, fixed rental revenue was $3.8 million, including $1.1 million of sublease revenue, and $4.3 million, including $1.1 million of sublease revenue, respectively. During the six months ended September 30, 2024 and 2023, fixed rental revenue was $7.7 million, including $1.5 million of sublease revenue, and $8.7 million, including $2.1 million of sublease revenue, respectively.

The following table summarizes future minimum lease payments to be received under various noncancelable operating lease agreements at September 30, 2024 (in thousands):

Year Ending March 31,
2025 (six months)	$6,502
2026	11,850
2027	10,537
2028	7,465
2029	2,083
2030	1,064
Thereafter	1,806
Total	$41,307

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Note 14—Allowance for Current Expected Credit Losses (CECL)

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

The following table summarizes changes in our allowance for expected credit losses for the period indicated:

	Accounts Receivable - Trade	Notes Receivable and Other
	(in thousands)
Allowance for expected credit losses at March 31, 2024	$1,671	$152
Change in provision for expected credit losses	1,566	154
Dispositions (see Note 15)	(147)	—
Write-offs charged against the provision	(158)	—
Allowance for expected credit losses at September 30, 2024	$2,932	$306

Note 15—Other Matters

Acquisition of Airplane

As discussed in Note 11, during the three months ended June 30, 2024, we created a new aviation entity whereby we own a 90% interest and a member of our management owns a 10% interest. The aviation entity is considered a VIE (see Note 2). During the three months ended June 30, 2024, the aviation entity purchased an airplane for total consideration of $8.1 million, of which $1.7 million was paid in cash and $6.4 million was a note payable (see Note 6). We also executed a guarantee for the benefit of the lender for the outstanding loan. As part of this transaction, the noncontrolling interest holder has an option to require that we purchase its interest in the aviation entity. Due to this put option, activity for the noncontrolling interest holder has been recorded as redeemable noncontrolling interest in our September 30, 2024 unaudited condensed consolidated balance sheet (see Note 2).

Dispositions

Sale of Certain Saltwater Disposal Assets

On August 1, 2024, we retained a 51% voting interest and sold a minority interest in certain saltwater disposal assets in the Eagle Ford Basin to a third-party for total consideration of $1.5 million, of which $0.025 million was in cash and $1.475 million was a loan receivable. The loan receivable matures on September 30, 2025 with quarterly principal payments starting on December 31, 2024. The disposition of this interest was accounted for as an equity transaction, no gain or loss was recorded and the carrying value of the noncontrolling interest was adjusted to reflect the change in ownership interest of the subsidiary.

Sale of Certain Freshwater Water Solutions Facilities

On April 5, 2024, we sold approximately 122,250 acres of real estate on two ranches located in Eddy and Lea Counties, New Mexico and certain intangible assets to a third-party for total consideration of $68.5 million in cash, including working capital. Our two ranches include fee, state and federal agricultural leased property, certain water rights, freshwater

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
wells, and related freshwater infrastructure. See below summary of assets and liabilities held for sale at March 31, 2024. We recorded a gain of $2.6 million on the sale within loss (gain) on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations for the six months ended September 30, 2024.

Sale of Certain Saltwater Disposal Assets

On April 15, 2024, we sold certain saltwater disposal assets and intangible assets in the Delaware Basin to a third-party for total consideration of $4.2 million in cash. The buyer also assumed certain asset retirement obligations associated with the saltwater disposal assets. See below summary of assets and liabilities held for sale at March 31, 2024. As discussed below, we recorded a loss of $1.6 million to write down these assets to fair value less cost to sell within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2024. We also recorded a gain of $0.1 million on the sale within loss (gain) on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations for the six months ended September 30, 2024.

Sale of Certain Real Estate

On May 14, 2024, we sold approximately 1,400 acres of real estate located in Lea County, New Mexico to a third-party for total consideration of $8.0 million in cash. See below summary of assets and liabilities held for sale at March 31, 2024. We recorded a gain of $7.3 million on the sale within loss (gain) on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations for the six months ended September 30, 2024.

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

Note 16—Subsequent Events

On November 11, 2024, we entered into an agreement to purchase 23,375,000 of our outstanding warrants for approximately $6.9 million. This transaction is expected to close on November 22, 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) financial condition and results of operations as of and for the three months and six months ended September 30, 2024. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as Part II, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on June 6, 2024.

Overview

We are a Delaware master limited partnership. NGL Energy Holdings LLC serves as our general partner (“GP”). At September 30, 2024, our operations included three segments: Water Solutions, Crude Oil Logistics and Liquids Logistics. See Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of these businesses.

Consolidated Results of Operations

The following table summarizes our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenues	$1,352,675	$1,841,096	$2,739,934	$3,457,200
Cost of sales	1,121,195	1,578,448	2,294,403	2,957,777
Operating expenses	78,132	77,389	150,665	154,070
General and administrative expense	12,179	17,496	27,193	37,787
Depreciation and amortization	61,931	65,526	124,150	134,505
Loss (gain) on disposal or impairment of assets, net	1,509	16,207	(9,157)	15,011
Operating income	77,729	86,030	152,680	158,050
Equity in earnings of unconsolidated entities	1,522	851	1,822	942
Interest expense	(77,404)	(58,627)	(147,143)	(118,149)
Gain on early extinguishment of liabilities, net	—	63	—	6,871
Other income, net	1,822	310	1,989	616
Income before income taxes	3,669	28,627	9,348	48,330
Income tax (expense) benefit	(278)	(342)	4,518	(482)
Net income	3,391	28,285	13,866	47,848
Less: Net income attributable to nonredeemable noncontrolling interests	(932)	(257)	(1,724)	(519)
Less: Net income attributable to redeemable noncontrolling interests	(5)	—	(5)	—
Net income attributable to NGL Energy Partners LP	$2,454	$28,028	$12,137	$47,329

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to commodity price volatility, demand fluctuations, acquisitions, dispositions and other transactions. Our results of operations for the three months and six months ended September 30, 2024 are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2025.

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

Other Developments

Global Pandemic, International Conflicts and Market Update

Since March 2020, and throughout the last four years, global markets and commodity prices have been extremely volatile due to the impacts from the COVID-19 pandemic, with further impacts on volatility caused by the war in Ukraine that began in February 2022, the current conflict between Israel and Hamas that began in October 2023 and conflicts involving Iran and its proxy forces. While we have seen continued recovery in commodity prices since the beginning of the pandemic, there is still volatility that we expect to continue at least for the near-term and possibly longer, due to these conflicts. This volatility could result in economic recession or depression and negatively impact future prices for crude oil, natural gas, petroleum products and industrial products.

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

Subsequent Events

See Note 16 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of transactions that occurred subsequent to September 30, 2024.

Segment Operating Results for the Three Months Ended September 30, 2024 and 2023

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$148,241	$154,751	$(6,510)
Sale of recovered crude oil	24,708	31,101	(6,393)
Recycled water	679	947	(268)
Other revenues	8,239	10,445	(2,206)
Total revenues	181,867	197,244	(15,377)
Expenses:
Cost of sales-excluding impact of derivatives	1,752	2,952	(1,200)
Derivative (gain) loss	(2,319)	4,472	(6,791)
Operating expenses	53,611	53,867	(256)
General and administrative expenses	1,520	1,183	337
Depreciation and amortization expense	52,523	52,053	470
Loss on disposal or impairment of assets, net	1,951	23,599	(21,648)
Total expenses	109,038	138,126	(29,088)
Segment operating income	$72,829	$59,118	$13,711

Produced water processed (barrels per day)
Delaware Basin	2,349,333	2,156,733	192,600
Eagle Ford Basin	188,250	138,509	49,741
DJ Basin	143,947	146,124	(2,177)
Total	2,681,530	2,441,366	240,164
Recycled water (barrels per day)	92,301	35,341	56,960
Total (barrels per day)	2,773,831	2,476,707	297,124
Skim oil sold (barrels per day) (1)	3,776	4,378	(602)
Service fees for produced water processed ($/barrel) (2)(3)	$0.60	$0.69	$(0.09)
Recovered crude oil for produced water processed ($/barrel) (2)	$0.10	$0.14	$(0.04)
Operating expenses for produced water processed ($/barrel) (2)	$0.22	$0.24	$(0.02)

(1)    As of June 30, 2023, approximately 53,000 barrels of skim oil were stored and were sold during the three months ended September 30, 2023.
(2)    Total produced water barrels processed during the three months ended September 30, 2024 and 2023 were 246,700,755 and 224,605,594, respectively. These amounts do not include 7,693,542 barrels and 20,763,928 barrels for the three months ended September 30, 2024 and 2023, respectively, related to payments received from producers for committed volumes not delivered, as discussed further below.
(3)    Excluding payments made by certain producers for committed volumes not delivered and the one-time item discussed below, service fees for produced water processed ($/barrel) would have been $0.59/barrel and $0.62/barrel during the three months ended September 30, 2024 and 2023, respectively.

Water Disposal Service Fee Revenues. During July 2023, we entered into a transaction in which a portion of the total consideration received was allocated to revenue due to the termination of a minimum volume water disposal contract. Also, revenue was higher in the prior year quarter due to the timing and recognition of payments made by certain producers for committed volumes not delivered. Excluding these items, revenue increased due primarily to an increase in produced water volumes processed from contracted customers and higher fees charged for interruptible spot volumes. These increases were partially offset by lower fees for produced water processed during the quarter due to rate changes for certain existing contracts, the expiration of certain higher fee per barrel contracts which were replaced with lower fee per barrel contracts with an extended term and higher volumes received under contracts with lower fees per barrel.

Recovered Crude Oil Revenues. The decrease was due primarily to a decrease in skim oil barrels sold as a result of lower skim oil recovered as certain producers recycled their water for use in their operations, lower realized crude oil prices received from the sale of skim oil barrels and the sale during the prior year quarter of approximately 53,000 barrels of skim oil that were stored at June 30, 2023 due to tighter pipeline specifications.

Recycled Water Revenues. Revenue from recycled water includes the sale of produced water and recycled water for use in our customers’ completion activities. The decrease was due primarily to lower pricing for recycled water, partially offset by an increase in recycled water volumes related to timing of water to be used in completions.

Other Revenues. Other revenues primarily include reimbursements from construction projects, booster operating fees and generator rentals, water pipeline revenues, solids disposal revenues, land surface use revenues and brackish non-potable water revenues. The decrease was due primarily to lower land surface use revenues, mining revenues and lease revenue from certain surface use and compensation agreements primarily due to the sale of our ranches in April 2024 (see Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report). We also had lower reimbursements from construction projects. These decreases were partially offset by higher reimbursements from booster operating fees and generator rentals.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to lower third-party disposal fees, lower recycling costs and lower trucking expenses related to skim oil sales.

Derivative (Gain) Loss. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the crude oil we expect to recover when processing produced water and selling recovered skim oil. During the three months ended September 30, 2024, we had $0.4 million of net unrealized losses on derivatives and $2.7 million of net realized gains on derivatives. During the three months ended September 30, 2023, we had $4.5 million of net unrealized losses on derivatives and less than $0.1 million of net realized losses on derivatives.

Operating and General and Administrative Expenses. The increase was due primarily to higher business insurance expense for remediation costs incurred, higher utilities expense due to increased produced water volumes processed and lower severance taxes in the prior year quarter as a result of a severance tax refund received in September 2023 that related to prior periods. These increases were partially offset by lower chemical expense due to purchasing fewer chemicals and using chemicals more efficiently and lower repairs and maintenance expense due to the timing of repairs and tank cleaning.

Depreciation and Amortization Expense. The increase was due primarily to depreciation of newly developed facilities and infrastructure, partially offset by certain long-term assets being fully amortized, impaired or sold during the fiscal year ended March 31, 2024 and six months ended September 30, 2024.

Loss on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2024, we recorded a net loss of $3.5 million primarily related to the write down of the value of certain saltwater disposal wells as well as abandonment of certain capital projects and the retirement of certain other assets. In addition, we recorded a gain of $1.5 million from insurance recoveries for certain saltwater disposal facilities and boosters damaged in a prior period. During the three months ended September 30, 2023, we recorded a net loss of $21.2 million primarily related to the sale of certain assets and a net loss of $2.4 million related to the abandonment of certain capital projects and the retirement of certain assets.

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$225,013	$475,103	$(250,090)
Crude oil transportation and other sales	18,828	14,747	4,081
Total revenues (1)	243,841	489,850	(246,009)
Expenses:
Cost of sales-excluding impact of derivatives	216,593	439,698	(223,105)
Derivative (gain) loss	(4,361)	15,366	(19,727)
Operating expenses	10,249	9,946	303
General and administrative expenses	677	956	(279)
Depreciation and amortization expense	6,285	9,573	(3,288)
Gain on disposal or impairment of assets, net	(442)	(467)	25
Total expenses	229,001	475,072	(246,071)
Segment operating income	$14,840	$14,778	$62

Crude oil sold (barrels)	2,868	5,636	(2,768)
Crude oil transported on owned pipelines (barrels)	5,807	6,484	(677)
Crude oil storage capacity - owned and leased (barrels) (2)	5,232	5,232	—
Crude oil storage capacity leased to third-parties (barrels) (2)	1,650	2,250	(600)
Crude oil inventory (barrels) (2)	450	660	(210)
Crude oil sold ($/barrel)	$78.456	$84.298	$(5.842)
Cost per crude oil sold ($/barrel) (3)	$75.521	$78.016	$(2.495)
Crude oil product margin ($/barrel) (3)	$2.935	$6.282	$(3.347)

(1)    Revenues include $0.1 million and $0.1 million of intersegment sales during the three months ended September 30, 2024 and 2023, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.
(2)    Information is presented as of September 30, 2024 and September 30, 2023, respectively.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were due primarily to lower sales volumes due to lower production on acreage dedicated to us in the DJ Basin during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Lower crude oil prices also contributed to the decrease.

The decrease in the crude oil product margin was primarily due to lower contracted volumes purchased and sold year over year as discussed above. Crude oil product margin per barrel decreased during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to the sale of higher priced inventory into a market in which prices were declining, whereas during the three months ended September 30, 2023, we experienced the opposite in which we were selling lower priced inventory into a market in which prices were increasing. This decrease is partially offset by higher price and quality differentials realized in the current period compared to the prior period. Crude oil product margin calculations do not include gains and losses from derivatives that may offset the movement in the physical margin.

Derivative (Gain) Loss. Our cost of sales during the three months ended September 30, 2024 included $0.3 million of net realized gains on derivatives and $4.0 million of net unrealized gains on derivatives. Our cost of sales during the three months ended September 30, 2023 included $10.8 million of net realized losses on derivatives and $4.6 million of net unrealized losses on derivatives. The amounts for the three months ended September 30, 2023 included net realized gains of $9.4 million and net unrealized losses of $4.8 million associated with derivative instruments related to our hedge of the CMA Differential Roll, defined and discussed below under “Non-GAAP Financial Measures.” The CMA hedge expired as of December 31, 2023 and we did not enter into another hedge.

Crude Oil Transportation and Other Sales. The increase was primarily due to higher tariff revenue on the Grand Mesa Pipeline as a result of signing on a new shipper during the open season that ended January 5, 2024. Additionally, the three months ended September 30, 2024 also benefited from higher terminaling revenue from an acreage dedication in the Eagle Ford Basin as compared to the three months ended September 30, 2023. These increases were partially offset by lower storage fees at our Cushing terminal during the three months ended September 30, 2024, compared to the prior period.

During the three months ended September 30, 2024, physical volumes on the Grand Mesa Pipeline averaged approximately 63,000 barrels per day, compared to approximately 70,000 barrels per day during the three months ended September 30, 2023. Lower contracted volumes were shipped on the Grand Mesa Pipeline due to lower production on acreage dedicated to us in the DJ Basin.

Operating and General and Administrative Expenses. The increase was primarily due to higher ad valorem taxes due to higher assessed values on our Grand Mesa Pipeline assets in the State of Colorado, which we are currently protesting, and higher compensation expense incurred during the three months ended September 30, 2024. These increases were partially offset by lower utilities expense on the Grand Mesa Pipeline and at our Cushing terminal due to lower volumes flowing through the system during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Depreciation and Amortization Expense. The decrease was primarily due to certain assets becoming fully depreciated during the year ended March 31, 2024.

Gain on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2024, we recorded a net gain of $0.4 million primarily due to a gain on the sale of certain assets. During the three months ended September 30, 2023, we recorded a net gain of $0.5 million primarily due to disposals and retirements of certain real estate assets.

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated:

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands, except per gallon amounts)
Refined products:
Sales-excluding impact of derivatives	$490,869	$620,323	$(129,454)
Cost of sales-excluding impact of derivatives	488,220	614,709	(126,489)
Derivative (gain) loss	(3)	76	(79)
Product margin	2,652	5,538	(2,886)

Propane:
Sales	90,378	102,795	(12,417)
Cost of sales-excluding impact of derivatives	88,851	95,421	(6,570)
Derivative (gain) loss	(1,475)	2,790	(4,265)
Product margin	3,002	4,584	(1,582)

Butane:
Sales	123,664	106,301	17,363
Cost of sales-excluding impact of derivatives	115,280	94,880	20,400
Derivative loss	5,446	1,509	3,937
Product margin	2,938	9,912	(6,974)

Other products:
Sales-excluding impact of derivatives	227,069	260,833	(33,764)
Cost of sales-excluding impact of derivatives	230,416	259,519	(29,103)
Derivative gain	(6,332)	(6,938)	606
Product margin	2,985	8,252	(5,267)

Service:
Sales	6,095	6,829	(734)
Cost of sales	309	454	(145)
Product margin	5,786	6,375	(589)

Expenses:
Operating expenses	14,272	13,576	696
General and administrative expenses	1,803	2,050	(247)
Depreciation and amortization expense	2,421	2,383	38
Gain on disposal or impairment of assets, net	—	(6,925)	6,925
Total expenses	18,496	11,084	7,412
Segment operating (loss) income	$(1,133)	$23,577	$(24,710)

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands, except per gallon amounts)
Natural gas liquids and refined products storage capacity - owned and leased (gallons) (1)	124,141	157,589	(33,448)

Refined products sold (gallons)	206,915	209,919	(3,004)
Refined products sold ($/gallon)	$2.372	$2.955	$(0.583)
Cost per refined products sold ($/gallon) (2)	$2.360	$2.928	$(0.568)
Refined products product margin ($/gallon) (2)	$0.012	$0.027	$(0.015)
Refined products inventory (gallons) (1)	1,404	707	697

Propane sold (gallons)	108,589	129,988	(21,399)
Propane sold ($/gallon)	$0.832	$0.791	$0.041
Cost per propane sold ($/gallon) (2)	$0.818	$0.734	$0.084
Propane product margin ($/gallon) (2)	$0.014	$0.057	$(0.043)
Propane inventory (gallons) (1)	80,323	115,491	(35,168)

Butane sold (gallons)	109,783	108,085	1,698
Butane sold ($/gallon)	$1.126	$0.983	$0.143
Cost per butane sold ($/gallon) (2)	$1.050	$0.878	$0.172
Butane product margin ($/gallon) (2)	$0.076	$0.105	$(0.029)
Butane inventory (gallons) (1)	81,441	92,651	(11,210)

Other products sold (gallons)	121,317	100,389	20,928
Other products sold ($/gallon)	$1.872	$2.598	$(0.726)
Cost per other products sold ($/gallon) (2)	$1.899	$2.585	$(0.686)
Other products product (loss) margin ($/gallon) (2)	$(0.027)	$0.013	$(0.040)
Other products inventory (gallons) (1)	12,813	18,012	(5,199)

(1)    Information is presented as of September 30, 2024 and September 30, 2023, respectively.
(2)    Cost and product margin (loss) per gallon excludes the impact of derivatives.

Refined Products Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, during the three months ended September 30, 2024 were primarily due to lower prices during the current quarter and a decrease in volumes due to lower demand.

Refined Products product margins, excluding the impact of derivatives, decreased during the three months ended September 30, 2024. This decrease was primarily related to lower commodity prices, aggressive prices in the market from our competitors and lower volumes in some key markets due to supplier issues.

Refined Products Derivative (Gain) Loss. Our Refined Products product margin during the three months ended September 30, 2024 included realized gains of less than $0.1 million and the three months ended September 30, 2023 included realized losses of $0.1 million.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were due primarily to lower volumes. Volumes decreased due to lower contracted volumes during the three months ended September 30, 2024, due to reduced retail customer demand. This decrease was partially offset by higher average propane prices during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Propane product margins, excluding the impact of derivatives, decreased during the three months ended September 30, 2024 due to lower volumes and selling higher priced inventory into a market in which prices were declining. During the three months ended September 30, 2023, we sold lower priced inventory into a market in which prices were increasing. Also, we incurred higher than anticipated costs to clean and repair railcars coming off lease during the three months ended September 30, 2024.

Propane Derivative (Gain) Loss. Our cost of propane sales during the three months ended September 30, 2024 included net unrealized losses of $1.1 million on derivatives and $2.6 million of net realized gains on derivatives. Our cost of propane sales during the three months ended September 30, 2023 included $0.9 million of net unrealized gains on derivatives and $3.7 million of net realized losses on derivatives.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in sales and cost of sales, excluding the impact of derivatives, were primarily due to increased commodity prices during the three months ended September 30, 2024 compared to prices during the three months ended September 30, 2023. The increase was also due to a strong start to the gasoline blending season and stronger exports during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Butane product margins, excluding the impact of derivatives, decreased primarily due to the prior year period benefiting from a lower of cost or realizable value adjustment recorded during the three months ended June 30, 2023. Excluding this adjustment, margins increased due to increased commodity prices and volumes during the three months ended September 30, 2024.

Butane Derivative Loss. Our cost of butane sales during the three months ended September 30, 2024 included $5.2 million of net unrealized losses on derivatives and $0.3 million of net realized losses on derivatives. Our cost of butane sales during the three months ended September 30, 2023 included $4.5 million of net unrealized losses on derivatives and $3.1 million of net realized gains on derivatives.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were due to a decrease in commodity prices, primarily biodiesel prices and prices for renewable identification numbers (“RINs”), during the three months ended September 30, 2024 compared with the three months ended September 30, 2023. This was offset by increased biodiesel volumes and increased sales of asphalt due to consistent supply of product compared to the prior year.

Other products sales product margins, excluding the impact of derivatives, decreased during the three months ended September 30, 2024 due to selling higher priced biodiesel inventory into a market in which prices were declining. We had entered into long-term biodiesel contracts in the prior year, when the prices were higher, for delivery in the current period.

Other Products Derivative Gain. Our derivatives of other products during the three months ended September 30, 2024 included $2.9 million of net unrealized losses on derivatives and $9.4 million of net realized gains on derivatives. Our derivatives of other products during the three months ended September 30, 2023 included $0.5 million of net unrealized gains on derivatives and $6.4 million of net realized gains on derivatives.

Service Sales and Cost of Sales. The sales includes storage, terminaling and transportation services income. Terminal sales and cost of sales decreased during the three months ended September 30, 2024 due to the timing of volumes received under a six-month throughput volume commitment, as higher volumes were received during the three months ended June 30, 2024, as compared to the prior year period.

Operating and General and Administrative Expenses. The increase during the three months ended September 30, 2024 compared to three months ended September 30, 2023 is due primarily to an increase to the provision for expected credit losses and an increase in sales commissions.

Depreciation and Amortization Expense. Depreciation and amortization expense remained consistent year over year.

Gain on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2023, we recorded a net gain of $6.9 million on the sale of two terminals in July 2023.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands)
Other Revenues
Service revenues	$74	$—	$74
Cost of sales
Derivative gain	—	(3,381)	3,381
Expenses:
General and administrative expenses	8,179	13,307	(5,128)
Depreciation and amortization expense	702	1,517	(815)
Total expenses	8,881	14,824	(5,943)
Operating loss	$(8,807)	$(11,443)	$2,636

Service Revenues. These revenues relate to payments made by the noncontrolling interest holder for usage of the airplane acquired in June 2024.

Cost of Sales - Derivative Gain. Our cost of sales during the three months ended September 30, 2023 included $0.8 million of net realized gains on derivatives and $2.6 million of net unrealized gains on derivatives. We entered into economic hedges to protect our liquidity positions and leverage from a significant increase in commodity prices that drive our working capital demands. There were no open hedge positions that would impact cost of sales as of September 30, 2024.

General and Administrative Expenses. The expenses during the three months ended September 30, 2024 decreased due to lower legal expenses as several large cases ended, the reimbursement of legal expenses relating to a dispute associated with commercial activities in prior periods and lower compensation expense due to the elimination of share-based compensation expense due to all outstanding long-term incentive plan awards being fully vested in November 2023. Business insurance was also lower for the period, as we paid an insurance company to be released from any future supplementary calls on our indemnity policy related to our former crude marine business (which was sold on March 30, 2023) during the three months ended September 30, 2023, as well as accruing for higher claims in the prior year. These decreases were partially offset by higher incentive compensation expense.

Depreciation and Amortization Expense. The decrease during the three months ended September 30, 2024 was due to software that became fully depreciated during the year ended March 31, 2024.

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities was $1.5 million during the three months ended September 30, 2024, compared to $0.9 million during the three months ended September 30, 2023. The increase of $0.7 million during the three months ended September 30, 2024 was due primarily to higher earnings from certain membership interests related to specific land and water services operations and a lower loss from our interest in an aircraft company which was dissolved on April 30, 2024.

Interest Expense

The following table summarizes the components of our consolidated interest expense for the periods indicated:

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands)
Senior secured notes	$45,500	$38,437	$7,063
Senior secured term loan “B” credit facility (“Term Loan B”)	16,668	—	16,668
ABL Facility	6,401	5,203	1,198
Senior unsecured notes	—	10,297	(10,297)
Other indebtedness	(70)	554	(624)
Total debt interest expense	68,499	54,491	14,008
Amortization of debt issuance costs	2,929	4,136	(1,207)
Unrealized loss on interest rate swaps	7,027	—	7,027
Realized gain on interest rate swaps	(1,051)	—	(1,051)
Total interest expense	$77,404	$58,627	$18,777

The debt interest expense increased $14.0 million during the three months ended September 30, 2024 primarily due to higher interest rates on Term Loan B, the $900.0 million of 8.125% senior secured notes that mature on February 15, 2029 (“2029 Senior Secured Notes”) and the $1.3 billion of 8.375% senior secured notes that mature on February 15, 2032 (“2032 Senior Secured Notes”).

Gain on Early Extinguishment of Liabilities, Net

Gain on early extinguishment of liabilities, net of $0.1 million during the three months ended September 30, 2023 consisted of debt issuance costs previously written off that were reversed. We did not repurchase any debt during the three months ended September 30, 2024.

Other Income, Net

Other income, net of $1.8 million during the three months ended September 30, 2024 consisted of an unrealized gain on an investment and interest income on loan receivables. Other income, net of $0.3 million during the three months ended September 30, 2023 consisted primarily of interest income on loan receivables (see Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

Income Tax Expense

Income tax expense was $0.3 million during the three months ended September 30, 2024, compared to income tax expense of $0.3 million during the three months ended September 30, 2023. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests - Redeemable and Nonredeemable

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third-parties. Noncontrolling interest income was $0.9 million during the three months ended September 30, 2024, compared to $0.3 million during the three months ended September 30, 2023. The increase of $0.7 million during the three months ended September 30, 2024 was due primarily to higher income from certain water solutions operations.

Segment Operating Results for the Six Months Ended September 30, 2024 and 2023

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Six Months Ended September 30,
	2024	2023	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$289,239	$297,703	$(8,464)
Sale of recovered crude oil	55,484	54,118	1,366
Recycled water	2,939	5,167	(2,228)
Other revenues	15,615	21,558	(5,943)
Total revenues	363,277	378,546	(15,269)
Expenses:
Cost of sales-excluding impact of derivatives	3,577	5,521	(1,944)
Derivative (gain) loss	(3,144)	4,472	(7,616)
Operating expenses	106,436	108,949	(2,513)
General and administrative expenses	2,731	2,361	370
Depreciation and amortization expense	105,235	106,476	(1,241)
(Gain) loss on disposal or impairment of assets, net	(8,745)	22,318	(31,063)
Total expenses	206,090	250,097	(44,007)
Segment operating income	$157,187	$128,449	$28,738

Produced water processed (barrels per day)
Delaware Basin	2,255,861	2,154,906	100,955
Eagle Ford Basin	182,311	135,737	46,574
DJ Basin	135,867	157,745	(21,878)
Other Basins	—	1,481	(1,481)
Total	2,574,039	2,449,869	124,170
Recycled water (barrels per day)	98,334	67,213	31,121
Total (barrels per day)	2,672,373	2,517,082	155,291
Skim oil sold (barrels per day) (1)	4,099	4,046	53
Service fees for produced water processed ($/barrel) (2)(3)	$0.61	$0.66	$(0.05)
Recovered crude oil for produced water processed ($/barrel) (2)	$0.12	$0.12	$—
Operating expenses for produced water processed ($/barrel) (2)	$0.23	$0.24	$(0.01)

(1)    As of March 31, 2023, approximately 34,380 barrels of skim oil were stored and were sold during the six months ended September 30, 2023.
(2)    Total produced water barrels processed during the six months ended September 30, 2024 and 2023 were 471,049,065 and 448,325,889, respectively. These amounts do not include 19,393,348 barrels and 23,873,967 barrels for the six months ended September 30, 2024 and 2023, respectively, related to payments received from producers for committed volumes not delivered, as discussed further below.
(3)    Excluding the one-time item discussed below, service fees for produced water processed ($/barrel) would have been $0.64/barrel during the six months ended September 30, 2023.

Water Disposal Service Fee Revenues. During July 2023, we entered into a transaction in which a portion of the total consideration received was allocated to revenue due to the termination of a minimum volume water disposal contract. Excluding this item, revenue decreased due primarily to lower fees for produced water processed during the period due to rate changes for certain existing contracts, the expiration of certain higher fee per barrel contracts which were replaced with lower fee per barrel contracts with an extended term and higher volumes received under contracts with lower fees per barrel. These decreases were partially offset by an increase in produced water volumes processed from contracted customers and higher fees charged for interruptible spot volumes.

Recovered Crude Oil Revenues. The increase was due primarily to an increase in skim oil barrels sold from increased produced water processed and higher realized crude oil prices received from the sale of skim oil barrels, partially offset by certain producers recycling their water for use in their operations. Also, during the six months ended September 30, 2023, we sold approximately 34,380 barrels of skim oil that were stored as of March 31, 2023 due to tighter pipeline specifications.

Recycled Water Revenues. The decrease was due primarily to lower pricing for recycled water, partially offset by an increase in recycled water volumes related to timing of water to be used in completions.

Other Revenues. The decrease was due primarily to lower land surface use revenues, mining revenues and lease revenue from certain surface use and compensation agreements primarily due to the sale of our ranches in April 2024 (see Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report). We also had lower reimbursements from construction projects. These decreases were partially offset by higher reimbursements from booster operating fees and generator rentals.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to lower recycling costs and lower third-party disposal fees, partially offset by costs incurred that will be reimbursed by producers for generator and fuel costs at various booster stations.

Derivative (Gain) Loss. During the six months ended September 30, 2024, we had $0.5 million of net unrealized gains on derivatives and $2.7 million of net realized gains on derivatives. During the six months ended September 30, 2023, we had $4.5 million of net unrealized losses on derivatives and less than $0.1 million of net realized losses on derivatives.

Operating and General and Administrative Expenses. The decrease was due primarily to lower chemical expense due to purchasing fewer chemicals and using chemicals more efficiently and lower repairs and maintenance expense due to the timing of repairs and tank cleaning. These decreases were partially offset by higher utilities expense due to increased produced water volumes processed, higher business insurance expense for remediation costs incurred and lower severance taxes in the prior year quarter as a result of a severance tax refund in September 2023 related to prior periods.

Depreciation and Amortization Expense. The decrease was due primarily to certain long-term assets being fully amortized, impaired or sold during the fiscal year ended March 31, 2024 and six months ended September 30, 2024, partially offset by depreciation of newly developed facilities and infrastructure.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2024, we recorded a net gain of $10.5 million primarily related to the sale of certain assets (see Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report) and a gain of $1.8 million from insurance recoveries for certain saltwater disposal facilities and boosters damaged in a prior period. In addition, we recorded a net loss of $3.6 million primarily related to the write down of the value of certain saltwater disposal wells as well as abandonment of certain capital projects and the retirement of certain other assets. During the six months ended September 30, 2023, we recorded a net loss of $16.2 million primarily related to the sale of certain assets and a net loss of $6.1 million related to the abandonment of certain capital projects and the retirement of certain assets.

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Six Months Ended September 30,
	2024	2023	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$487,622	$925,231	$(437,609)
Crude oil transportation and other sales	36,434	29,171	7,263
Total revenues (1)	524,056	954,402	(430,346)
Expenses:
Cost of sales-excluding impact of derivatives	467,044	872,379	(405,335)
Derivative (gain) loss	(5,203)	8,146	(13,349)
Operating expenses	19,590	20,409	(819)
General and administrative expenses	1,382	1,935	(553)
Depreciation and amortization expense	12,726	19,319	(6,593)
(Gain) loss on disposal or impairment of assets, net	(412)	429	(841)
Total expenses	495,127	922,617	(427,490)
Segment operating income	$28,929	$31,785	$(2,856)

Crude oil sold (barrels)	6,042	11,643	(5,601)
Crude oil transported on owned pipelines (barrels)	11,520	13,047	(1,527)
Crude oil storage capacity - owned and leased (barrels) (2)	5,232	5,232	—
Crude oil storage capacity leased to third-parties (barrels) (2)	1,650	2,250	(600)
Crude oil inventory (barrels) (2)	450	660	(210)
Crude oil sold ($/barrel)	$80.705	$79.467	$1.238
Cost per crude oil sold ($/barrel) (3)	$77.300	$74.927	$2.373
Crude oil product margin ($/barrel) (3)	$3.405	$4.540	$(1.135)

(1)    Revenues include $0.2 million and $0.3 million of intersegment sales during the six months ended September 30, 2024 and 2023, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.
(2)    Information is presented as of September 30, 2024 and September 30, 2023, respectively.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were due primarily to lower sales volumes due to lower production on acreage dedicated to us in the DJ Basin during the six months ended September 30, 2024, compared to the six months ended September 30, 2023. This decrease was partially offset by higher crude oil prices and price differentials.

During the six months ended September 30, 2024, product margin decreased primarily due to the lower contracted volumes shipped on the Grand Mesa Pipeline, which is discussed above. During the six months ended September 30, 2024, margin per barrel decreased as higher priced inventory was sold into a market of declining prices. In the prior year period, while we experienced a decline in margin due to declining prices during the three months ended June 30, 2023, the market experienced a steeper increase in prices during the three months ended September 30, 2023, which resulted in improved margins for the prior period. The decrease in margin per barrel year over year is partially offset by higher price and quality differentials realized in the current period compared to the prior period. Crude oil product margin calculations do not include gains and losses from derivatives that may offset the movement in the physical margin.

Derivative (Gain) Loss. Our cost of sales during the six months ended September 30, 2024 included $0.8 million of net realized losses on derivatives and $6.0 million of net unrealized gains on derivatives. Our cost of sales during the six months ended September 30, 2023 included $1.5 million of net realized gains on derivatives and $9.7 million of net unrealized losses on derivatives. The amounts for the six months ended September 30, 2023 included net realized gains of $0.7 million and net unrealized gains of $0.4 million associated with derivative instruments related to our hedge of the CMA Differential Roll, defined and discussed below under “Non-GAAP Financial Measures.” The CMA hedge expired as of December 31, 2023 and we did not enter into another hedge.

Crude Oil Transportation and Other Sales. The increase was primarily due to higher tariff revenue on the Grand Mesa Pipeline as a result of signing a new shipper during the open season that ended on January 5, 2024. Additionally, the six months ended September 30, 2024 also benefited from higher terminaling revenue from an acreage dedication in the Eagle Ford Basin as compared to the prior period. These increases were partially offset by lower throughput fees due to lower volumes, and lower storage fees at our Cushing terminal during the six months ended September 30, 2024, compared to the prior period.

During the six months ended September 30, 2024, physical volumes on the Grand Mesa Pipeline averaged approximately 63,000 barrels per day, compared to approximately 71,000 barrels per day during the six months ended September 30, 2023. Lower contracted volumes were shipped on the Grand Mesa Pipeline due to lower production on acreage dedicated to us in the DJ Basin.

Operating and General and Administrative Expenses. The decrease was primarily due to lower utilities expense and lower materials and supplies expense on the Grand Mesa Pipeline and at our Cushing terminal due to lower volumes flowing through the system during the six months ended September 30, 2024, compared to the six months ended September 30, 2023. Additionally, the six months ended September 30, 2024 benefited from lower cleaning, repairs and maintenance costs on our owned railcars, lower environmental costs at one of our terminals, and lower corporate cost allocations. These decreases were partially offset by higher ad valorem taxes on our Grand Mesa Pipeline assets due to a higher assessed value by the State of Colorado, which we are currently protesting, and higher compensation expense.

Depreciation and Amortization Expense. The decrease was primarily due to certain assets becoming fully depreciated during the year ended March 31, 2024.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2024, we recorded a net gain of $0.4 million primarily due to a gain on the sale of certain assets. During the six months ended September 30, 2023, we recorded a net loss of $0.4 million primarily due to disposals and retirements of certain assets including linefill and certain real estate assets.

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated:

	Six Months Ended September 30,
	2024	2023	Change
	(in thousands, except per gallon amounts)
Refined products:
Sales-excluding impact of derivatives	$1,001,951	$1,198,362	$(196,411)
Cost of sales-excluding impact of derivatives	997,153	1,179,889	(182,736)
Derivative (gain) loss	(142)	187	(329)
Product margin	4,940	18,286	(13,346)

Propane:
Sales	188,436	215,045	(26,609)
Cost of sales-excluding impact of derivatives	185,501	205,905	(20,404)
Derivative (gain) loss	(1,753)	681	(2,434)
Product margin	4,688	8,459	(3,771)

Butane:
Sales	221,720	176,541	45,179
Cost of sales-excluding impact of derivatives	209,404	168,940	40,464
Derivative loss (gain)	7,582	(4,978)	12,560
Product margin	4,734	12,579	(7,845)

Other products:
Sales-excluding impact of derivatives	474,995	466,624	8,371
Cost of sales-excluding impact of derivatives	470,540	464,970	5,570
Derivative loss (gain)	6,925	(8,337)	15,262
Product (loss) margin	(2,470)	9,991	(12,461)

Service:
Sales	9,502	9,228	274
Cost of sales	996	717	279
Product margin	8,506	8,511	(5)

Expenses:
Operating expenses	24,639	24,712	(73)
General and administrative expenses	3,610	3,845	(235)
Depreciation and amortization expense	4,832	5,597	(765)
Gain on disposal or impairment of assets, net	—	(7,736)	7,736
Total expenses	33,081	26,418	6,663
Segment operating (loss) income	$(12,683)	$31,408	$(44,091)

	Six Months Ended September 30,
	2024	2023	Change
	(in thousands, except per gallon amounts)
Natural gas liquids and refined products storage capacity - owned and leased (gallons) (1)	124,141	157,589	(33,448)

Refined products sold (gallons)	406,864	430,006	(23,142)
Refined products sold ($/gallon)	$2.463	$2.787	$(0.324)
Cost per refined products sold ($/gallon) (2)	$2.451	$2.744	$(0.293)
Refined products product margin ($/gallon) (2)	$0.012	$0.043	$(0.031)
Refined products inventory (gallons) (1)	1,404	707	697

Propane sold (gallons)	221,093	269,741	(48,648)
Propane sold ($/gallon)	$0.852	$0.797	$0.055
Cost per propane sold ($/gallon) (2)	$0.839	$0.763	$0.076
Propane product margin ($/gallon) (2)	$0.013	$0.034	$(0.021)
Propane inventory (gallons) (1)	80,323	115,491	(35,168)

Butane sold (gallons)	204,972	186,574	18,398
Butane sold ($/gallon)	$1.082	$0.946	$0.136
Cost per butane sold ($/gallon) (2)	$1.022	$0.905	$0.117
Butane product margin ($/gallon) (2)	$0.060	$0.041	$0.019
Butane inventory (gallons) (1)	81,441	92,651	(11,210)

Other products sold (gallons)	208,124	191,488	16,636
Other products sold ($/gallon)	$2.282	$2.437	$(0.155)
Cost per other products sold ($/gallon) (2)	$2.261	$2.428	$(0.167)
Other products product margin ($/gallon) (2)	$0.021	$0.009	$0.012
Other products inventory (gallons) (1)	12,813	18,012	(5,199)

(1)    Information is presented as of September 30, 2024 and September 30, 2023, respectively.
(2)    Cost and product margin per gallon excludes the impact of derivatives.

Refined Products Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, during the six months ended September 30, 2024 were primarily due to a decrease in commodity prices and a decrease in volumes due to demand.

Refined Products product margins, excluding the impact of derivatives, decreased during the six months ended September 30, 2024. This decrease was due primarily to higher margins during the three months ended June 30, 2023 due to higher demand in several markets experiencing tighter supply.

Refined Products Derivative (Gain) Loss. Our Refined Products product margin during the six months ended September 30, 2024 included realized gains of $0.1 million and the six months ended September 30, 2023 included realized losses of $0.2 million.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were due primarily to decreased volumes during the six months ended September 30, 2024. Propane volumes decreased during the six months ended September 30, 2024 due to lower contracted volumes and reduced retail customer demand.

Propane product margins, excluding the impact of derivatives, decreased as we sold higher priced inventory into a market of declining prices during the six months ended September 30, 2024 compared to selling lower priced inventory into a market with rising prices during the six months ended September 30, 2023. Also contributing to the decrease is the continued consolidation in the retail propane industry. Also, we incurred higher than anticipated costs to clean and repair railcars coming off lease during the six months ended September 30, 2024.

Propane Derivative (Gain) Loss. Our cost of propane sales included $6.3 million of net unrealized losses on derivatives and $8.1 million of net realized gains on derivatives during the six months ended September 30, 2024. During the six months ended September 30, 2023, our cost of propane sales included $3.2 million of net unrealized gains on derivatives and $3.9 million of net realized losses on derivatives.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in sales and cost of sales, excluding the impact of derivatives, during the six months ended September 30, 2024, as compared to the six months ended September 30, 2023, were due to higher butane prices, higher demand during the end of the gasoline blending season in April 2024 and a stronger start to the gasoline blending season in August through September 2024. Also, export markets were stronger during the six months ended September 30, 2024, as compared to the six months ended September 30, 2023.

Butane product margins, excluding the impact of derivatives, increased during the six months ended September 30, 2024, as compared to the six months ended September 30, 2023, due to increased prices and volumes, as discussed further above.

Butane Derivative Loss (Gain). Our cost of butane sales during the six months ended September 30, 2024 included $7.7 million of net unrealized losses on derivatives and $0.1 million of net realized gains on derivatives. Our cost of butane sales included $2.3 million of net unrealized gains on derivatives and $2.7 million of net realized gains on derivatives during the six months ended September 30, 2023.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in sales and cost of sales, excluding the impact of derivatives, were primarily due to higher volumes, partially offset by lower commodity prices for biodiesel and RINs during the three months ended September 30, 2024.

Other products sales product margins, excluding the impact of derivatives, during the six months ended September 30, 2024 increased due to the increase in biodiesel and asphalt volumes and higher commodity prices for other natural gas liquids.

Other Products Derivatives Loss (Gain). Our derivatives of other products during the six months ended September 30, 2024 included $16.0 million of net unrealized losses on derivatives and $9.2 million of net realized gains on derivatives. Our derivatives of other products during the six months ended September 30, 2023 included no unrealized gains/losses on derivatives and $8.3 million of net realized gains on derivatives.

Service Sales and Cost of Sales. The sales includes storage, terminaling and transportation services income. Revenues and cost of sales during the six months ended September 30, 2024 were consistent with the six months ended September 30, 2023.

Operating and General and Administrative Expenses. The decrease during the six months ended September 30, 2024 compared to the six months ended September 30, 2023 was due to a decrease in travel and entertainment expenses due to a push in the prior year to visit all customers, lower office lease expense due to the sale of certain terminals in the prior year, and a lower allocation of overhead costs. The decrease was offset by an increase to the provision for expected credit losses and sales commissions.

Depreciation and Amortization Expense. The decrease during the six months ended September 30, 2024 compared to the six months ended September 30, 2023 was due to a customer relationship intangible asset being fully amortized as of June 30, 2023.

Gain on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2023, we recorded a net gain of $6.9 million due to the sale of two terminals in July 2023 and recorded a net gain of $0.8 million due to disposal of certain other assets.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Six Months Ended September 30,
	2024	2023	Change
	(in thousands)
Other Revenues
Service revenues	$74	$—	$74
Cost of sales
Derivative loss	—	833	(833)
Expenses:
General and administrative expenses	19,470	29,646	(10,176)
Depreciation and amortization expense	1,357	3,113	(1,756)
Total expenses	20,827	32,759	(11,932)
Operating loss	$(20,753)	$(33,592)	$12,839

Service Revenues. These revenues relate to payments made by the noncontrolling interest holder for usage of the airplane acquired in June 2024.

Cost of Sales - Derivative Loss. Our cost of sales during the six months ended September 30, 2023 included $0.4 million of net realized losses on derivatives and $0.4 million of net unrealized losses on derivatives. We entered into economic hedges to protect our liquidity positions and leverage from a significant increase in commodity prices that drive our working capital demands. There were no open hedge positions that would impact cost of sales as of September 30, 2024.

General and Administrative Expenses. The expenses during the six months ended September 30, 2024 were lower than the six months ended September 30, 2023 due to lower legal expenses as several large cases ended and from the reimbursement of legal expenses relating to a dispute associated with commercial activities in prior periods, lower compensation expense due to incentive compensation and due to the elimination of share-based compensation expense due to all outstanding long-term incentive plan awards being fully vested in November 2023. Business insurance expense was also lower in the current period, as we paid the insurance company to be released from any future supplementary calls on our indemnity policy related to our former crude marine business (which we sold on March 30, 2023) during the prior year periods, as well as accruing for higher claims in the prior year.

Depreciation and Amortization Expense. The decrease during the six months ended September 30, 2024 was due to software that became fully depreciated during the year ended March 31, 2024.

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities was $1.8 million during the six months ended September 30, 2024, compared to $0.9 million during the six months ended September 30, 2023. The increase of $0.9 million during the six months ended September 30, 2024 was due primarily to higher earnings from certain membership interests related to specific land and water services operations and a lower loss from our interest in an aircraft company which was dissolved on April 30, 2024.

Interest Expense

The following table summarizes the components of our consolidated interest expense for the periods indicated:

	Six Months Ended September 30,
	2024	2023	Change
	(in thousands)
Senior secured notes	$91,000	$76,875	$14,125
Term Loan B	34,052	—	34,052
ABL Facility	9,545	9,805	(260)
Senior unsecured notes	—	21,260	(21,260)
Other indebtedness	1,128	1,969	(841)
Total debt interest expense	135,725	109,909	25,816
Amortization of debt issuance costs	5,775	8,240	(2,465)
Unrealized loss on interest rate swaps	7,473	—	7,473
Realized gain on interest rate swaps	(1,830)	—	(1,830)
Total interest expense	$147,143	$118,149	$28,994

The debt interest expense increased $25.8 million during the six months ended September 30, 2024 primarily due to higher interest rates on Term Loan B, the 2029 Senior Secured Notes, and the 2032 Senior Secured Notes.

Gain on Early Extinguishment of Liabilities, Net

Gain on early extinguishment of liabilities, net of $6.9 million during the six months ended September 30, 2023 consisted of a net gain (inclusive of debt issuance costs written off) primarily related to the early extinguishment of a portion of the outstanding senior unsecured notes. We did not repurchase any debt during the six months ended September 30, 2024.

Other Income, Net

Other income, net of $2.0 million during the six months ended September 30, 2024 consisted of an unrealized gain on an investment and interest income on loan receivables. Other income, net of $0.6 million during the six months ended September 30, 2023 consisted primarily of interest income on loan receivables (see Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

Income Tax Benefit (Expense)

Income tax benefit was $4.5 million during the six months ended September 30, 2024, compared to income tax expense of $0.5 million during the six months ended September 30, 2023. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests - Redeemable and Nonredeemable

Noncontrolling interest income was $1.7 million during the six months ended September 30, 2024, compared to $0.5 million during the six months ended September 30, 2023. The increase of $1.2 million during the six months ended September 30, 2024 was due primarily to higher income from certain water solutions operations.

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

As previously reported, for purposes of our Adjusted EBITDA calculation, we did not draw a distinction between realized and unrealized gains and losses on derivatives of certain businesses within our Liquids Logistics segment. The primary hedging strategy of these businesses is to hedge against the risk of declines in the value of inventory over the course of the contract cycle, and many of the hedges cover extended periods of time. The “inventory valuation adjustment” row in the reconciliation table reflects the difference between the market value of the inventory of these businesses at the balance sheet date and its cost. We include this in Adjusted EBITDA because the unrealized gains and losses for derivative contracts associated with the inventory of this segment, which are intended primarily to hedge inventory holding risk and are included in net income, also affect Adjusted EBITDA. Beginning April 1, 2024, and going forward, we will now be drawing a distinction between realized and unrealized gains and losses on derivatives and will no longer include the activity on the “inventory valuation adjustment” row in the reconciliation table for these certain businesses within our Liquids Logistics segment. This change aligns with how management now views and evaluates the transactions within these businesses and is also consistent with the calculation of Adjusted EBITDA used in our other businesses. If this change was made as of April 1, 2023, Adjusted EBITDA for the three months and six months ended September 30, 2023 would have been $175.8 million and $311.8 million, respectively.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net income	$3,391	$28,285	$13,866	$47,848
Less: Net income attributable to nonredeemable noncontrolling interests	(932)	(257)	(1,724)	(519)
Less: Net income attributable to redeemable noncontrolling interests	(5)	—	(5)	—
Net income attributable to NGL Energy Partners LP	2,454	28,028	12,137	47,329
Interest expense	77,391	58,642	147,129	118,178
Income tax expense (benefit)	278	342	(4,518)	482
Depreciation and amortization	61,546	65,502	123,395	134,423
EBITDA	141,669	152,514	278,143	300,412
Net unrealized losses on derivatives	5,632	9,691	23,588	9,059
Lower of cost or net realizable value adjustments	(901)	1,080	(1,231)	3,844
Loss (gain) on disposal or impairment of assets, net	1,515	16,207	(9,151)	15,011
CMA Differential Roll net losses (gains) (1)	—	2,233	—	(6,904)
Inventory valuation adjustment (2)	—	(6,436)	—	(6,100)
Gain on early extinguishment of liabilities, net	—	(63)	—	(6,871)
Equity-based compensation expense	—	410	—	884
Other (3)	(645)	578	263	1,534
Adjusted EBITDA	$147,270	$176,214	$291,612	$310,869

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
(3)    Amounts represent accretion expense for asset retirement obligations and expenses incurred related to legal and advisory costs associated with acquisitions and dispositions. Also, amounts for the three months and six months ended September 30, 2023 included unrealized gains/losses on marketable securities.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts in our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Depreciation and amortization per EBITDA table	$61,546	$65,502	$123,395	$134,423
Intangible asset amortization recorded to cost of sales	(102)	(65)	(167)	(130)
Depreciation and amortization attributable to unconsolidated entities	(108)	(193)	(179)	(352)
Depreciation and amortization attributable to noncontrolling interests	595	282	1,101	564
Depreciation and amortization per unaudited condensed consolidated statements of operations	$61,931	$65,526	$124,150	$134,505

	Six Months Ended September 30,
	2024	2023
	(in thousands)
Depreciation and amortization per EBITDA table	$123,395	$134,423
Amortization of debt issuance costs recorded to interest expense	5,775	8,240
Amortization of royalty expense recorded to operating expense	123	123
Depreciation and amortization attributable to unconsolidated entities	(179)	(352)
Depreciation and amortization attributable to noncontrolling interests	1,101	564
Depreciation and amortization per unaudited condensed consolidated statements of cash flows	$130,215	$142,998

The following table reconciles interest expense per the EBITDA table above to interest expense in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Interest expense per EBITDA table	$77,391	$58,642	$147,129	$118,178
Interest expense attributable to noncontrolling interests	13	—	14	—
Interest expense attributable to unconsolidated entities	—	(15)	—	(29)
Interest expense per unaudited condensed consolidated statements of operations	$77,404	$58,627	$147,143	$118,149

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated:

	Three Months Ended September 30, 2024
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$72,829	$14,840	$(1,133)	$(8,807)	$77,729
Depreciation and amortization	52,523	6,285	2,421	702	61,931
Amortization recorded to cost of sales	—	—	102	—	102
Net unrealized losses (gains) on derivatives	388	(4,012)	9,256	—	5,632
Lower of cost or net realizable value adjustments	—	540	(1,441)	—	(901)
Loss (gain) on disposal or impairment of assets, net	1,951	(442)	—	—	1,509
Other income (expense), net	1,805	(1)	(12)	30	1,822
Adjusted EBITDA attributable to unconsolidated entities	1,649	—	(19)	—	1,630
Adjusted EBITDA attributable to noncontrolling interest	(1,522)	—	—	(34)	(1,556)
Other	(761)	53	61	19	(628)
Adjusted EBITDA	$128,862	$17,263	$9,235	$(8,090)	$147,270

	Three Months Ended September 30, 2023
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$59,118	$14,778	$23,577	$(11,443)	$86,030
Depreciation and amortization	52,053	9,573	2,383	1,517	65,526
Amortization recorded to cost of sales	—	—	65	—	65
Net unrealized losses (gains) on derivatives	4,471	4,554	3,230	(2,564)	9,691
CMA Differential Roll net losses (gains)	—	2,233	—	—	2,233
Inventory valuation adjustment	—	—	(6,436)	—	(6,436)
Lower of cost or net realizable value adjustments	—	—	1,080	—	1,080
Loss (gain) on disposal or impairment of assets, net	23,599	(467)	(6,925)	—	16,207
Equity-based compensation expense	—	—	—	410	410
Other income (expense), net	248	(1)	14	49	310
Adjusted EBITDA attributable to unconsolidated entities	1,032	—	(21)	51	1,062
Adjusted EBITDA attributable to noncontrolling interest	(542)	—	—	—	(542)
Other	410	43	119	6	578
Adjusted EBITDA	$140,389	$30,713	$17,086	$(11,974)	$176,214

	Six Months Ended September 30, 2024
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$157,187	$28,929	$(12,683)	$(20,753)	$152,680
Depreciation and amortization	105,235	12,726	4,832	1,357	124,150
Amortization recorded to cost of sales	—	—	167	—	167
Net unrealized (gains) losses on derivatives	(473)	(5,992)	30,053	—	23,588
Lower of cost or net realizable value adjustments	—	540	(1,771)	—	(1,231)
Gain on disposal or impairment of assets, net	(8,745)	(412)	—	—	(9,157)
Other income, net	1,911	1	10	67	1,989
Adjusted EBITDA attributable to unconsolidated entities	2,036	—	(35)	—	2,001
Adjusted EBITDA attributable to noncontrolling interest	(2,836)	—	—	(34)	(2,870)
Other	150	106	120	(81)	295
Adjusted EBITDA	$254,465	$35,898	$20,693	$(19,444)	$291,612

	Six Months Ended September 30, 2023
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$128,449	$31,785	$31,408	$(33,592)	$158,050
Depreciation and amortization	106,476	19,319	5,597	3,113	134,505
Amortization recorded to cost of sales	—	—	130	—	130
Net unrealized losses (gains) on derivatives	4,471	9,689	(5,489)	388	9,059
CMA Differential Roll net losses (gains)	—	(6,904)	—	—	(6,904)
Inventory valuation adjustment	—	—	(6,100)	—	(6,100)
Lower of cost or net realizable value adjustments	—	—	3,844	—	3,844
Loss (gain) on disposal or impairment of assets, net	22,318	429	(7,736)	—	15,011
Equity-based compensation expense	—	—	—	884	884
Other income, net	428	105	15	68	616
Adjusted EBITDA attributable to unconsolidated entities	1,259	—	(26)	95	1,328
Adjusted EBITDA attributable to noncontrolling interest	(1,088)	—	—	—	(1,088)
Other	1,270	81	192	(9)	1,534
Adjusted EBITDA	$263,583	$54,504	$21,835	$(29,053)	$310,869

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

We believe that our anticipated cash flows from operations and the borrowing capacity under the ABL Facility will be sufficient to meet our liquidity needs. Our borrowing needs vary during the year due in part to the seasonal nature of certain businesses within our Liquids Logistics segment. Our greatest working capital borrowing needs generally occur during the period of June through December, when we are building our natural gas liquids inventories in anticipation of the butane blending and propane heating seasons. Our working capital borrowing needs generally decline during the period of January through March, when the cash inflows from our Liquids Logistics segment are the greatest. In addition, our working capital borrowing needs vary with changes in commodity prices. A significant increase in commodity prices could drive up our working capital demands and limit our ability to continue to delever our balance sheet and restrict our financial flexibility. To protect our liquidity and leverage, we have in the past and may in the future enter into economic hedges that mitigate this exposure when we are building inventory. There were no open hedge positions as of September 30, 2024.

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

Commitments under the ABL Facility are $600.0 million, subject to a borrowing base, and includes a sub-limit for letters of credit of $200.0 million. At September 30, 2024, $274.0 million had been borrowed under the ABL Facility and we had letters of credit outstanding of $79.4 million. The ABL Facility is scheduled to mature at the earliest of (a) February 2, 2029 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, subject to certain exceptions.

For additional information related to the ABL Facility, see Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

As of September 30, 2024, our current assets exceeded our current liabilities by approximately $174.5 million.

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

Term Loan B

On February 2, 2024, we entered into a new seven-year $700.0 million senior secured Term Loan B. The Term Loan B matures on February 2, 2031 and will amortize in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount beginning with the quarter ended June 30, 2024, with the balance payable on maturity.

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

	Capital Expenditures				Other
	Expansion	Maintenance	Other (1)	Acquisitions (2)	Investments (3)
	(in thousands)
Three Months Ended September 30,
2024	$77,643	$16,572	$—	$—	$106
2023	$29,476	$16,358	$—	$—	$—

Six Months Ended September 30,
2024	$132,320	$39,376	$50	$—	$106
2023	$57,041	$32,885	$—	$—	$258

(1)    Amount for the six months ended September 30, 2024 is related to a transaction classified as an acquisition of assets in a prior period.
(2)    There were no acquisitions during the three months or six months ended September 30, 2024 or 2023.
(3)    Amounts for the three months ended September 30, 2024 and six months ended September 30, 2024 and 2023 relate to contributions made to unconsolidated entities. There were no other investments during the three months ended September 30, 2023.

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

On September 19, 2024, the board of directors of our GP declared a cash distribution for the quarter ended September 30, 2024 to the holders of the Class B Preferred Units, the Class C Preferred Units and the Class D Preferred Units. The total distribution of $30.8 million was made on October 15, 2024 to the holders of record a the close of trading on October 1, 2024.

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

Sources (Uses) of Cash

The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented (see the footnotes to our unaudited condensed consolidated financial statements included in this Quarterly Report for the footnotes referenced in the table):

	Cash Flow	Six Months Ended September 30,
	Category	2024	2023
		(in thousands)
Sources of cash and cash equivalents:
Net cash provided by operating activities	Operating	$—	$131,100
Net proceeds from borrowings under ABL Facility (see Note 6)	Financing	274,000	18,000
Proceeds from divestitures of businesses and investments, net (see Note 15)	Investing	68,500	16,000
Proceeds from sales of assets (see Note 15)	Investing	18,556	23,908
Net settlements of derivatives (see Note 9)	Investing	12,745	—
Proceeds from borrowings on other long-term debt (see Note 6)	Financing	6,360	—

Uses of cash and cash equivalents:
Net cash used in operating activities	Operating	(11,341)	—
Distributions to preferred unitholders (see Note 8)	Financing	(245,604)	—
Capital expenditures (see Note 10)	Investing	(149,545)	(80,443)
Payments on Term Loan B (see Note 6)	Financing	(3,500)	—
Repayment and repurchase of senior unsecured notes	Financing	—	(91,982)
Net settlements of derivatives (see Note 9)	Investing	—	(16,461)

Other sources / (uses) – net	Investing and Financing	(4,585)	(2,873)
Net decrease in cash and cash equivalents		$(34,414)	$(2,751)

Operating Activities. The decrease in net cash provided by operating activities during the six months ended September 30, 2024 was due primarily to fluctuations in working capital, particularly accounts receivable and accounts payable, due to lower crude oil volumes and lower crude oil prices, lower purchases and sales of natural gas liquids due to seasonal demand and the timing of invoices and payments on construction projects as well as fluctuations in inventory due to building our natural gas liquids inventories in anticipation of the butane blending and propane heating seasons, and lower earnings from operations.

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

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the prime rate or a secured overnight financing rate (“SOFR”). At September 30, 2024, we had $274.0 million of outstanding borrowings under the ABL Facility at a weighted average interest rate of 7.83%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $0.3 million, based on borrowings outstanding at September 30, 2024.

The Term Loan B is variable-rate debt with interest rates that are generally indexed to SOFR. At September 30, 2024, there was $696.5 million of outstanding borrowings under the Term Loan B with an interest rate of SOFR rate of 4.85% plus a margin of 3.75%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $0.9 million, based on borrowings outstanding at September 30, 2024.

In March and April 2024, we entered into interest rate swaps totaling $400.0 million to reduce the variability of cash outflows associated with our floating-rate, SOFR-based borrowings, including borrowings on the Term Loan B. In September 2024, for the $200.0 million interest rate swap entered into in April 2024, we entered into a transaction to extend the original maturity date and to blend the existing swap rate (see Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). An increase of 10% in the value of the underlying interest rate swaps would result in a net change in the fair value of our interest rate swaps of $0.7 million at September 30, 2024.

The current distribution rate for the Class B Preferred Units is a floating rate of the three-month CME Term SOFR plus a tenor spread adjustment plus a spread of 7.213% (see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). A change in interest rates of 0.125% would result in an increase or decrease of our Class B Preferred Unit distribution of $0.1 million, based on the Class B Preferred Units outstanding at September 30, 2024.

The current distribution rate for the Class C Preferred Units is a floating rate of the three-month CME Term SOFR plus a spread of 7.384% (see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). A change in interest rates of 0.125% would result in an increase or decrease of our Class C Preferred Unit distribution of less than $0.1 million, based on the Class C Preferred Units outstanding at September 30, 2024.

The current distribution rate for the Class D Preferred Units is a floating rate of the three-month CME Term SOFR plus a spread of 7.00% (see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly

Report for a further discussion). A change in interest rates of 0.125% would result in an increase or decrease of our Class D Preferred Unit distribution of $0.2 million, based on the Class D Preferred Units outstanding at September 30, 2024.

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

The following table summarizes the hypothetical impact on the September 30, 2024 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase (Decrease) To Fair Value
Crude oil (Water Solutions segment)	$9
Crude oil (Crude Oil Logistics segment)	$(1,135)
Propane (Liquids Logistics segment)	$948
Butane (Liquids Logistics segment)	$(7,435)
Refined Products (Liquids Logistics segment)	$(1,684)
Other Products (Liquids Logistics segment)	$(2,125)

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

At September 30, 2024, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

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

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our GP, of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2024. Based on this evaluation, the principal executive officer and principal financial officer of our GP have concluded that as of September 30, 2024, such disclosure controls and procedures were effective.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On June 5, 2024, the board of directors of our general partner authorized a common unit repurchase program, under which we may repurchase up to $50.0 million of our outstanding common units from time to time in the open market or in other privately held negotiated transactions. This program does not have a fixed expiration date. The common unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of our common units. The following table summarizes the repurchase of common units during the three months ended September 30, 2024:

			Total Number of	Approximate Dollar
			Common Units	Value of Common
	Total Number of	Average Price	Purchased as Part	Units that May Yet Be
	Common Units	Paid Per	of Publicly Announced	Purchased under
Period	Purchased	Common Unit	Program	the Program
July 1-31, 2024	—	$—	—	$50,000,000
August 1-31, 2024	500,000	$4.2529	500,000	$47,873,555
September 1-30, 2024	—	$—	—	$47,873,555
Total	500,000		500,000

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

During the three months ended September 30, 2024, no director or officer of the Partnership adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Exhibit Number	Description
10.1*
Sixth Amendment to Credit Agreement, dated as of September 26, 2024, by and among NGL Energy Operating LLC, NGL Energy Partners LP, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto

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

*    Exhibits filed with this report.
**    The following documents are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2024 and March 31, 2024, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2024 and 2023, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended September 30, 2024 and 2023, (iv) Unaudited Condensed Consolidated Statements of Changes in Equity for the three months and six months ended September 30, 2024 and 2023, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2024 and 2023, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NGL Energy Partners LP

	By:	NGL Energy Holdings LLC, its general partner

Date: November 12, 2024		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: November 12, 2024		By:	/s/ Bradley P. Cooper
Bradley P. Cooper
Chief Financial Officer