Form 10-Q
period 2024-12-31
NGL Energy Partners LP
filed 2025-02-10
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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

At February 6, 2025, there were 132,012,766 common units issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in Thousands, except unit amounts)

	December 31, 2024	March 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,683	$38,909
Accounts receivable-trade, net of allowance for expected credit losses of $3,670 and $1,671, respectively	784,315	814,087
Accounts receivable-affiliates	1,679	1,501
Inventories	134,075	130,907
Prepaid expenses and other current assets	85,559	126,933
Assets held for sale	4,557	66,597
Total current assets	1,015,868	1,178,934
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $1,131,870 and $1,011,274, respectively	2,136,699	2,096,702
GOODWILL	634,282	634,282
INTANGIBLE ASSETS, net of accumulated amortization of $359,241 and $332,560, respectively	905,035	939,978
INVESTMENTS IN UNCONSOLIDATED ENTITIES	19,312	20,305
OPERATING LEASE RIGHT-OF-USE ASSETS	112,860	97,155
OTHER NONCURRENT ASSETS	24,416	52,738
Total assets	$4,848,472	$5,020,094
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$645,309	$707,536
Accounts payable-affiliates	52	37
Accrued expenses and other payables	138,236	213,757
Advance payments received from customers	24,896	17,313
Current maturities of long-term debt	8,769	7,000
Operating lease obligations	29,191	31,090
Liabilities held for sale	—	614
Total current liabilities	846,453	977,347
LONG-TERM DEBT, net of debt issuance costs of $45,076 and $49,178, respectively, and current maturities	3,078,988	2,843,822
OPERATING LEASE OBLIGATIONS	87,032	70,573
OTHER NONCURRENT LIABILITIES	121,943	129,185
COMMITMENTS AND CONTINGENCIES (NOTE 8)

CLASS D 9.00% PREFERRED UNITS, 600,000 and 600,000 preferred units issued and outstanding, respectively	551,097	551,097
REDEEMABLE NONCONTROLLING INTERESTS	367	—

EQUITY:
General partner, representing a 0.1% interest, 132,145 and 132,645 notional units, respectively	(52,897)	(52,834)
Limited partners, representing a 99.9% interest, 132,012,766 and 132,512,766 common units issued and outstanding, respectively	(154,146)	134,807
Class B preferred limited partners, 12,585,642 and 12,585,642 preferred units issued and outstanding, respectively	305,468	305,468
Class C preferred limited partners, 1,800,000 and 1,800,000 preferred units issued and outstanding, respectively	42,891	42,891
Accumulated other comprehensive income (loss)	10	(499)
Noncontrolling interests	21,266	18,237
Total equity	162,592	448,070
Total liabilities and equity	$4,848,472	$5,020,094
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
REVENUES:
Water Solutions	$187,268	$179,301	$550,545	$557,847
Crude Oil Logistics	195,646	425,294	719,506	1,379,397
Liquids Logistics	1,165,981	1,265,182	3,018,704	3,389,733
Corporate and Other	178	—	252	—
Total Revenues	1,549,073	1,869,777	4,289,007	5,326,977
COST OF SALES:
Water Solutions	4,256	(2,573)	4,689	7,420
Crude Oil Logistics	168,679	386,418	630,324	1,266,644
Liquids Logistics	1,137,017	1,224,059	2,969,342	3,290,784
Corporate and Other	—	(1,772)	—	(939)
Total Cost of Sales	1,309,952	1,606,132	3,604,355	4,563,909
OPERATING COSTS AND EXPENSES:
Operating	75,288	79,115	225,953	233,185
General and administrative	15,061	17,934	42,254	55,721
Depreciation and amortization	66,294	65,597	190,444	200,102
Loss (gain) on disposal or impairment of assets, net	9,941	(790)	784	14,221
Revaluation of liabilities	(2,960)	—	(2,960)	—
Operating Income	75,497	101,789	228,177	259,839
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	1,376	838	3,198	1,780
Interest expense	(63,058)	(57,221)	(210,201)	(175,370)
Gain on early extinguishment of liabilities, net	—	—	—	6,871
Other income, net	487	515	2,476	1,131
Income Before Income Taxes	14,302	45,921	23,650	94,251
INCOME TAX BENEFIT (EXPENSE)	273	(154)	4,791	(636)
Net Income	14,575	45,767	28,441	93,615
LESS: NET INCOME ATTRIBUTABLE TO NONREDEEMABLE NONCONTROLLING INTERESTS	(1,053)	(85)	(2,777)	(604)
LESS: NET INCOME ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS	(15)	—	(20)	—
NET INCOME ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$13,507	$45,682	$25,644	$93,011
NET (LOSS) INCOME ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(15,412)	$10,244	$(62,794)	$(10,947)
BASIC (LOSS) INCOME PER COMMON UNIT	$(0.12)	$0.08	$(0.47)	$(0.08)
DILUTED (LOSS) INCOME PER COMMON UNIT	$(0.12)	$0.08	$(0.47)	$(0.08)
BASIC WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	132,012,766	132,220,055	132,265,839	132,025,268
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	132,012,766	132,498,734	132,265,839	132,025,268

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in Thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net income	$14,575	$45,767	$28,441	$93,615
Other comprehensive income (loss)	109	16	509	(7)
Comprehensive income	$14,684	$45,783	$28,950	$93,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Nine Months Ended December 31, 2024
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common
	General Partner	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCE AT MARCH 31, 2024	$(52,834)	14,385,642	$348,359	132,512,766	$134,807	$(499)	$18,237	$448,070
Contributions from noncontrolling interest owners	—	—	—	—	—	—	1,619	1,619
Distributions to preferred unitholders (Note 9)	—	—	—	—	(245,604)	—	—	(245,604)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(543)	(543)
Net (loss) income	(19)	—	—	—	9,702	—	792	10,475
Other comprehensive loss	—	—	—	—	—	(24)	—	(24)
BALANCE AT JUNE 30, 2024	(52,853)	14,385,642	348,359	132,512,766	(101,095)	(523)	20,105	213,993
Distributions to preferred unitholders (Note 9)	—	—	—	—	(30,752)	—	—	(30,752)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(930)	(930)
Sale of interest in saltwater disposal assets (Note 16)	—	—	—	—	(221)	—	1,561	1,340
Common unit repurchases and cancellations (Note 9)	—	—	—	(500,000)	(2,126)	—	—	(2,126)
Net (loss) income	(28)	—	—	—	2,482	—	932	3,386
Other comprehensive income	—	—	—	—	—	424	—	424
BALANCE AT SEPTEMBER 30, 2024	(52,881)	14,385,642	348,359	132,012,766	(131,712)	(99)	21,668	185,335
Distributions to preferred unitholders (Note 9)	—	—	—	—	(28,935)	—	—	(28,935)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(1,455)	(1,455)
Sale of interest in saltwater disposal assets (Note 16)	—	—	—	—	(93)	—	—	(93)
Warrant repurchases (Note 9)	—	—	—	—	(6,929)	—	—	(6,929)
Net (loss) income	(16)	—	—	—	13,523	—	1,053	14,560
Other comprehensive income	—	—	—	—	—	109	—	109
BALANCE AT DECEMBER 31, 2024	$(52,897)	14,385,642	$348,359	132,012,766	$(154,146)	$10	$21,266	$162,592

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Nine Months Ended December 31, 2023
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common
	General Partner	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCE AT MARCH 31, 2023	$(52,551)	14,385,642	$348,359	131,927,343	$455,564	$(450)	$16,507	$767,429
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(377)	(377)
Equity issued pursuant to incentive compensation plan	—	—	—	—	474	—	—	474
Net (loss) income	(14)	—	—	—	19,315	—	262	19,563
Other comprehensive income	—	—	—	—	—	16	—	16
BALANCE AT JUNE 30, 2023	(52,565)	14,385,642	348,359	131,927,343	475,353	(434)	16,392	787,105
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(572)	(572)
Equity issued pursuant to incentive compensation plan	—	—	—	—	410	—	—	410
Net (loss) income	(7)	—	—	—	28,035	—	257	28,285
Other comprehensive loss	—	—	—	—	—	(39)	—	(39)
BALANCE AT SEPTEMBER 30, 2023	(52,572)	14,385,642	348,359	131,927,343	503,798	(473)	16,077	815,189
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(278)	(278)
Common unit repurchases and cancellations	—	—	—	(21,302)	(84)	—	—	(84)
Equity issued pursuant to incentive compensation plan	—	—	—	606,725	214	—	—	214
Net income	10	—	—	—	45,672	—	85	45,767
Other comprehensive income	—	—	—	—	—	16	—	16
BALANCE AT DECEMBER 31, 2023	$(52,562)	14,385,642	$348,359	132,512,766	$549,600	$(457)	$15,884	$860,824

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in Thousands)

	Nine Months Ended December 31,
	2024	2023
OPERATING ACTIVITIES:
Net income	$28,441	$93,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	199,802	212,893
Gain on early extinguishment or revaluation of liabilities, net	(2,960)	(6,871)
Equity-based compensation expense	—	1,098
Loss on disposal or impairment of assets, net	784	14,221
Change in provision for expected credit losses	2,321	194
Net adjustments to fair value of derivatives	15,475	(13,287)
Equity in earnings of unconsolidated entities	(3,198)	(1,780)
Distributions of earnings from unconsolidated entities	3,427	2,867
Lower of cost or net realizable value adjustments	354	6,496
Other	(994)	3,402
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable-trade and affiliates	25,714	30,469
Inventories	(8,297)	(65,464)
Other current and noncurrent assets	46,035	31,442
Accounts payable-trade and affiliates	(62,712)	(95,735)
Other current and noncurrent liabilities	(101,741)	10,381
Net cash provided by operating activities	142,451	223,941
INVESTING ACTIVITIES:
Capital expenditures	(207,965)	(119,896)
Net settlements of derivatives	1,575	6,916
Proceeds from sales of assets	20,048	46,536
Proceeds from divestitures of businesses and investments, net	68,500	16,000
Investments in unconsolidated entities	(106)	(258)
Distributions of capital from unconsolidated entities	870	1,376
Net cash used in investing activities	(117,078)	(49,326)
FINANCING ACTIVITIES:
Proceeds from borrowings under ABL Facility	1,801,000	1,411,000
Payments on ABL Facility	(1,575,000)	(1,494,000)
Payments on Term Loan B	(5,250)	—
Proceeds from borrowings on other long-term debt	12,720	—
Payments on other long-term debt	(636)	—
Repayment and repurchase of senior unsecured notes	—	(91,982)
Debt issuance costs	(5,104)	(1,787)
Contributions from noncontrolling interest owners	1,966	—
Distributions to preferred unitholders	(276,356)	—
Distributions to noncontrolling interest owners	(2,928)	(1,227)
Warrant repurchases	(6,929)	—
Common unit repurchases and cancellations	(2,126)	(84)
Payments to settle contingent consideration liabilities	(676)	(1,216)
Net settlements of derivatives	734	—
Principal payments of finance lease	(14)	(12)
Net cash used in financing activities	(58,599)	(179,308)
Net decrease in cash and cash equivalents	(33,226)	(4,693)
Cash and cash equivalents, beginning of period	38,909	5,431
Cash and cash equivalents, end of period	$5,683	$738
Supplemental cash flow information:
Cash interest paid	$234,918	$135,313
Income taxes paid (net of income tax refunds)	$6,320	$2,943
Supplemental non-cash investing and financing activities:
Distributions declared but not paid to preferred unitholders	$28,935	$—
Accrued capital expenditures	$5,370	$10,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Organization and Operations

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware master limited partnership. NGL Energy Holdings LLC serves as our general partner (“GP”). At December 31, 2024, our operations included three segments:

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
•Our Liquids Logistics segment conducts supply operations for natural gas liquids, refined petroleum products and biodiesel to a broad range of commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our 23 owned terminals, third-party storage and terminal facilities, nine common carrier pipelines and a fleet of leased railcars. We also provide services for marine exports of butane through our facility located in Chesapeake, Virginia and we also own a propane pipeline in Michigan. We attempt to reduce our exposure to price fluctuations by using back-to-back physical contracts and pre-sale agreements that allow us to lock in a margin on a percentage of our winter volumes. We also enter into financially settled derivative contracts as economic hedges of our physical inventory, physical sales and physical purchase contracts. During the three months ended December 31, 2024, we started the process of winding down our biodiesel business (see Note 16 for a further discussion).

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include our accounts and those of our controlled subsidiaries. Intercompany transactions and account balances have been eliminated in consolidation. Investments we do not control, but can exercise significant influence over, are accounted for using the equity method of accounting (see further discussion below). We also own an undivided interest in a crude oil pipeline, and include our proportionate share of assets, liabilities, and expenses related to this pipeline in our unaudited condensed consolidated financial statements.

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

We have a deferred tax liability of $30.9 million and $38.0 million at December 31, 2024 and March 31, 2024, respectively, as a result of acquiring corporations in connection with certain of our acquisitions, which is included within other noncurrent liabilities in our unaudited condensed consolidated balance sheets. The decrease in the deferred tax liability during the nine months ended December 31, 2024 was due to the sale of our ranches in April 2024, one ranch of which was treated as a corporation for federal income tax purposes (see Note 16). The deferred tax liability is the tax effected cumulative temporary difference between the GAAP basis and tax basis of the acquired assets within the corporation. For GAAP purposes, certain of the acquired assets will be depreciated and amortized over time which will lower the GAAP basis. The deferred tax benefit recorded during the nine months ended December 31, 2024 was $6.6 million with an effective tax rate of 21.0%. The deferred tax benefit recorded during the nine months ended December 31, 2023 was $0.5 million with an effective tax rate of 23.4%.

We evaluate uncertain tax positions for recognition and measurement in the unaudited condensed consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the unaudited condensed consolidated financial statements. We had no uncertain tax positions that required recognition in our unaudited condensed consolidated financial statements at December 31, 2024 or March 31, 2024.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Inventories consist of the following at the dates indicated:

	December 31, 2024	March 31, 2024
	(in thousands)
Propane	$58,214	$34,225
Butane	36,787	20,400
Crude oil	23,709	44,056
Biodiesel	4,416	18,919
Diesel	3,643	5,361
Other	7,306	7,946
Total	$134,075	$130,907

Investments in Unconsolidated Entities

Investments we do not control, but can exercise significant influence over, are accounted for using the equity method of accounting. Investments in partnerships and limited liability companies, unless our investment is considered to be minor, and investments in unincorporated joint ventures are also accounted for using the equity method of accounting.

Our investments in unconsolidated entities consist of the following at the dates indicated:

Entity	Segment	Ownership Interest	December 31, 2024	March 31, 2024
			(in thousands)
Water services and land company	Water Solutions	50%	$14,227	$15,228
Water services and land company	Water Solutions	10%	3,053	2,926
Water services and land company	Water Solutions	50%	1,981	2,026
Natural gas liquids terminal company	Liquids Logistics	50%	51	125
Total			$19,312	$20,305

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	December 31, 2024	March 31, 2024
	(in thousands)
Linefill (1)	$5,240	$37,861
Loan receivable (2)	2,380	4,776
Minimum shipping fees - pipeline commitments (3)	—	356
Other	16,796	9,745
Total	$24,416	$52,738

(1)    Represents minimum volumes of product we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At December 31, 2024 and March 31, 2024, linefill consisted of 90,881 and 502,686 barrels of crude oil, respectively. The decrease was due primarily to reclassifying certain crude oil barrels to prepaid expenses and other current assets in our December 31, 2024 unaudited condensed consolidated balance sheet as our shipping contract expires and we will receive the barrels back within the next 12 months. Linefill held in pipelines we own is included within property, plant and equipment (see Note 4).
(2)    Represents the noncurrent portion of loan receivables, net of allowances for expected credit losses, primarily related to the sale of certain saltwater disposal assets. At December 31, 2024 and March 31, 2024, the loan receivable balance (which includes interest receivable) was $6.6 million and $7.5 million, respectively, of which $4.2 million and $2.7 million, respectively, are recorded within prepaid expenses and other current assets in our unaudited condensed consolidated balance sheets.
(3)    Represents the noncurrent portion of minimum shipping fees paid in excess of volumes shipped, or deficiency credits, for a contract with a crude oil pipeline operator. This amount can be recovered when volumes shipped exceed the minimum monthly volume commitment. At March 31, 2024, the deficiency credit was $4.6 million, of which $4.3 million is recorded within prepaid expenses and other current assets in our unaudited condensed consolidated balance sheet.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	December 31, 2024	March 31, 2024
	(in thousands)
Accrued compensation and benefits	$39,385	$34,708
Distributions payable	28,935	—
Accrued interest (1)	25,153	58,335
Excise and other tax liabilities	16,756	18,003
Derivative liabilities	6,849	36,679
Product exchange liabilities	4,193	3,366
Other (1)	16,965	62,666
Total	$138,236	$213,757

(1)    Includes amounts accrued related to the LCT Capital, LLC (“LCT”) legal matter at March 31, 2024. On June 13, 2024, we paid LCT $63.3 million related to the legal judgment against us, of which $27.2 million represented interest and $0.1 million of costs awarded to LCT.

Amounts in the table above do not include accrued expenses and other payables related to the sale of certain freshwater water solutions facilities, as these amounts have been classified as liabilities held for sale within our March 31, 2024 consolidated balance sheet (see Note 16).

Variable Interest Entities

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

During the three months ended June 30, 2024, we created a new aviation entity whereby we own a 90% interest and a member of our management owns a 10% interest. During the three months ended December 31, 2024, we created another new aviation entity whereby we own a 90% interest and a member of our management owns a 10% interest. See Note 16 for a further discussion of these transactions. We also executed guarantees for the benefit of the lender that obligates us for the payment and performance of the aviation entities with respect to the repayment of the loans. Since we guaranteed the payment of the outstanding loans, we have concluded that the aviation entities are VIEs because the equity is not sufficient to fund the aviation entities’ activities without additional subordinated financial support. We have the power to make decisions that most significantly affect the economic performance of the aviation entities and have benefits through our ownership interest. Therefore, we have concluded that we are the primary beneficiary and will consolidate the aviation entities in our unaudited condensed consolidated financial statements and will include the noncontrolling interest as redeemable noncontrolling interest as discussed below.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes the balances related to the VIEs that are consolidated in our December 31, 2024 unaudited condensed consolidated balance sheet (excluding intercompany eliminations at the time of consolidation) as well as our equity in the VIEs (in thousands):

Cash and cash equivalents	$2
Accounts receivable-affiliates	178
Prepaid expenses and other current assets	149
Property, plant and equipment, net	16,141
Accounts payable-trade	(116)
Accrued expenses and other payables	(268)
Current maturities of long-term debt	(1,769)
Long-term debt, net	(10,285)
Redeemable noncontrolling interests	(367)
Partnership's equity in VIEs	$3,665

Generally, the assets of the individual consolidated VIEs can be used only to settle liabilities of each respective individual consolidated VIE and the liabilities of the individual consolidated VIEs are liabilities for which creditors or beneficial interest holders do not have recourse to the general credit of the Partnership. In general, our maximum exposure to loss due to involvement with the VIEs is limited to the amount of capital investment in the VIEs, if any, or the potential obligation to perform on the guarantees of the outstanding loans.

Noncontrolling Interests

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third-parties. Amounts are adjusted by the noncontrolling interest holder’s proportionate share of the subsidiaries’ earnings or losses each period and any distributions that are paid. Noncontrolling interests are reported as a component of equity, unless the noncontrolling interest is considered redeemable, in which case the noncontrolling interest is recorded between liabilities and equity (mezzanine or temporary equity) in our consolidated balance sheet. The redeemable noncontrolling interest is adjusted at each balance sheet date to its maximum redemption value if the amount is greater than the carrying value. The following table summarizes changes in our redeemable noncontrolling interests in our unaudited condensed consolidated balance sheets (in thousands):

Redeemable noncontrolling interests at March 31, 2024	$—
Contributions from redeemable noncontrolling interest owners (Note 16)	347
Net income attributable to redeemable noncontrolling interests	20
Redeemable noncontrolling interests at December 31, 2024	$367

Reclassifications

We have reclassified certain prior period financial statement information to be consistent with the classification methods used in the current fiscal year. For the three months and nine months ended December 31, 2023, certain revenues are now included in Disposal Services Fees in Note 11. These reclassifications did not impact previously reported amounts of assets, liabilities, equity, net income or cash flows.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), which includes amendments requiring, among other things, disclosure of disaggregated information about specific categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions on the income statement. Additionally, the amendments require disclosure of the total amount of selling expenses and an annual disclosure of the definition of selling expenses. The ASU is effective for fiscal years beginning after December 15, 2026 (which is the Partnership’s fiscal year beginning April 1, 2027), and for interim periods within fiscal years beginning after December 15, 2027 (which is the Partnership’s fiscal year beginning April 1, 2028), with early adoption permitted. The ASU may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. We are currently evaluating the ASU to determine its impact on our financial statement disclosures.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) interest rate or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset date from December 31, 2022 to December 31, 2024 and left all other provisions of ASU No. 2020-04 unchanged. On April 13, 2022, the ABL Facility (as defined herein) was amended to replace the LIBOR benchmark with SOFR (as defined herein) benchmark (as discussed further in Note 7). As of September 30, 2024, we no longer have any agreements outstanding that include a LIBOR reference rate.

Note 3—(Loss) Income Per Common Unit

The following table presents our calculation of basic and diluted weighted average common units outstanding for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Weighted average common units outstanding during the period:
Common units - Basic	132,012,766	132,220,055	132,265,839	132,025,268
Effect of Dilutive Securities:
Service awards	—	278,679	—	—
Common units - Diluted	132,012,766	132,498,734	132,265,839	132,025,268

For the three months ended December 31, 2024 and 2023, the warrants and convertible securities were considered antidilutive. For the nine months ended December 31, 2024 and 2023, all potential common units and convertible securities were considered antidilutive.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Our (loss) income per common unit is as follows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
	(in thousands, except per unit amounts)
Net income	$14,575	$45,767	$28,441	$93,615
Less: Net income attributable to nonredeemable noncontrolling interests	(1,053)	(85)	(2,777)	(604)
Less: Net income attributable to redeemable noncontrolling interests	(15)	—	(20)	—
Net income attributable to NGL Energy Partners LP	13,507	45,682	25,644	93,011
Less: Distributions to preferred unitholders (1)	(28,935)	(35,428)	(88,501)	(103,969)
Less: Net loss (income) allocated to the GP (2)	16	(10)	63	11
Net (loss) income allocated to common unitholders	$(15,412)	$10,244	$(62,794)	$(10,947)
Basic (loss) income per common unit	$(0.12)	$0.08	$(0.47)	$(0.08)
Diluted (loss) income per common unit	$(0.12)	$0.08	$(0.47)	$(0.08)

(1)    Includes distributions earned and declared for the three months and nine months ended December 31, 2024. Also includes cumulative distributions for the three months and nine months ended December 31, 2023 which were earned but not declared or paid (see Note 9 for a further discussion of the suspension of common unit and preferred unit distributions).
(2)    Net loss (income) allocated to the GP includes distributions to which it is entitled as the holder of incentive distribution rights.

Note 4—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

Description	Estimated Useful Lives			December 31, 2024	March 31, 2024
	(in years)			(in thousands)
Water treatment facilities and equipment	3	-	30	$2,209,493	$2,055,565
Pipeline and related facilities	30	-	40	266,324	266,129
Crude oil tanks and related equipment	2	-	30	226,691	226,048
Natural gas liquids terminal and storage assets	2	-	30	169,386	167,633
Buildings and leasehold improvements	3	-	40	120,800	122,878
Vehicles and railcars (1)	3	-	25	77,715	91,715
Land				70,031	70,270
Tank bottoms and linefill (2)				32,545	28,269
Information technology equipment	3	-	7	32,110	33,907
Other	3	-	20	19,095	2,552
Construction in progress				44,379	43,010
Gross property, plant and equipment				3,268,569	3,107,976
Accumulated depreciation				(1,131,870)	(1,011,274)
Net property, plant and equipment				$2,136,699	$2,096,702

(1)    Includes a finance lease right-of-use asset of $0.1 million at December 31, 2024 and March 31, 2024. The accumulated amortization related to this finance lease is included within accumulated depreciation.
(2)    Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. Linefill, which represents our portion of the product volume required for the operation of the proportionate share of a pipeline we own, is recorded at historical cost.

Amounts in the table above do not include property, plant and equipment and accumulated depreciation related to the sale of certain freshwater water solutions facilities, certain saltwater disposal assets and certain real estate, as these amounts have been classified as assets held for sale within our March 31, 2024 consolidated balance sheet (see Note 16).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
	(in thousands)
Depreciation expense	$52,279	$49,588	$148,219	$147,899
Capitalized interest expense	$324	$458	$1,830	$1,107

We record (gains) losses from the sales of property, plant and equipment and any write-downs in value due to impairment within loss (gain) on disposal or impairment of assets, net in our unaudited condensed consolidated statements of operations. The following table summarizes (gains) losses on the disposal or impairment of property, plant and equipment by segment for the periods indicated:

	Three Months Ended December 31, 2024	Nine Months Ended December 31, 2024
	(in thousands)
Water Solutions (1)	$7,740	$9,761
Crude Oil Logistics	—	(420)
Liquids Logistics	(627)	(627)
Corporate and Other	43	43
Total	$7,156	$8,757

(1)    Amounts do not include the gain recognized on the sale of certain freshwater water solutions facilities and certain saltwater disposal assets discussed in Note 16.

Note 5—Goodwill

Goodwill Impairment Assessments

Due to lower than expected operating results in our Crude Oil Logistics reporting unit, it was decided that the goodwill within the Crude Oil Logistics reporting unit should be tested for impairment as of December 31, 2024. We estimated the fair value of the Crude Oil Logistics reporting unit based on the income approach, also known as the discounted cash flow method, which utilizes the present value of future expected cash flows to estimate the fair value. The future cash flows of the Crude Oil Logistics reporting unit were projected based upon estimates as of the test date of future revenues, operating expenses and cash outflows necessary to support these cash flows, including working capital and maintenance capital expenditures. We also considered expectations regarding: (i) the crude oil price environment as reflected in crude oil forward prices as of the test date, (ii) volumes based on historical information and estimates of future drilling and completion activity, as well as expectations for future demand recovery and (iii) estimated fixed and variable costs. The discounted cash flows for the Crude Oil Logistics reporting unit were based on five years of projected cash flows and we applied a discount rate and terminal multiple that we believe would be applied by a theoretical market participant in similar market transactions. Based on this test, we concluded that the fair value of the Crude Oil Logistics reporting unit exceeded its carrying value by approximately 2%.

Due to the decision to wind-down our biodiesel business, it was decided that the goodwill within the Refined Products and Renewables reporting unit should be tested for impairment as of December 31, 2024. We estimated the fair value of the Refined Products and Renewables reporting unit based on the income approach, also known as the discounted cash flow method, which utilizes the present value of future expected cash flows to estimate the fair value. The future cash flows of the Refined Products and Renewables reporting unit were projected based upon estimates as of the test date of future revenues, operating expenses and cash outflows necessary to support these cash flows, including working capital and maintenance capital expenditures. We also considered expectations regarding: (i) volumes based on historical information and future demand and (ii) estimated fixed and variable costs. The discounted cash flows for the Refined Products and Renewables reporting unit were based on five years of projected cash flows and we applied a discount rate and terminal multiple that we believe would be applied by a theoretical market participant in similar market transactions. Based on this test, we concluded that the fair value of the Refined Products and Renewables reporting unit exceeded its carrying value by approximately 75%.

The fair value estimates used in the impairment assessments were primarily based on Level 3 inputs in the fair value hierarchy.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Note 6—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

		December 31, 2024			March 31, 2024
Description	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)	(in thousands)
Customer relationships	18.1	$886,113	$(278,679)	$607,434	$905,113	$(265,621)	$639,492
Customer commitments	19.5	192,000	(42,240)	149,760	192,000	(36,480)	155,520
Rights-of-way and easements	28.8	99,351	(20,705)	78,646	95,231	(18,187)	77,044
Water rights	24.8	36,068	(6,212)	29,856	36,068	(5,310)	30,758
Executory contracts and other agreements	23.7	19,918	(4,743)	15,175	17,854	(3,670)	14,184
Debt issuance costs (1)	4.2	21,707	(3,634)	18,073	18,473	(605)	17,868
Pipeline capacity rights	15.8	9,119	(3,028)	6,091	7,799	(2,687)	5,112
Total		$1,264,276	$(359,241)	$905,035	$1,272,538	$(332,560)	$939,978

(1)    Includes debt issuance costs related to the ABL Facility. Debt issuance costs related to the fixed-rate notes and Term Loan B (as defined herein) are reported as a reduction of the carrying amount of long-term debt.

Amounts in the table above do not include intangible assets and accumulated amortization related to the sale of certain freshwater water solutions facilities and certain saltwater disposal assets, as these amounts have been classified as assets held for sale within our March 31, 2024 consolidated balance sheet (see Note 16).

Amortization expense is as follows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
Recorded In	2024	2023	2024	2023
	(in thousands)
Depreciation and amortization	$14,015	$16,009	$42,225	$52,203
Cost of sales	175	65	342	195
Interest expense	1,092	1,515	3,028	4,410
Operating expenses	62	62	185	185
Total	$15,344	$17,651	$45,780	$56,993

The following table summarizes expected amortization of our intangible assets at December 31, 2024 (in thousands):

Year Ending March 31,
2025 (three months)	$15,114
2026	60,105
2027	59,302
2028	56,003
2029	53,105
2030	45,930
Thereafter	615,476
Total	$905,035

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Note 7—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	December 31, 2024			March 31, 2024
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Asset-based revolving credit facility (“ABL Facility”)	$226,000		$226,000	$—		$—
Senior secured term loan "B" credit facility (“Term Loan B”)	694,750	$(17,154)	677,596	700,000	$(17,549)	682,451
Senior secured notes:
8.125% Notes due 2029 (“2029 Senior Secured Notes”)	900,000	(10,879)	889,121	900,000	(12,845)	887,155
8.375% Notes due 2032 (“2032 Senior Secured Notes”)	1,300,000	(17,013)	1,282,987	1,300,000	(18,784)	1,281,216
Other long-term debt	12,083	(30)	12,053	—	—	—
Total long-term debt	3,132,833	(45,076)	3,087,757	2,900,000	(49,178)	2,850,822
Less: Current maturities	8,769	—	8,769	7,000	—	7,000
Long-term debt	$3,124,064	$(45,076)	$3,078,988	$2,893,000	$(49,178)	$2,843,822

(1)    Debt issuance costs related to the ABL Facility are reported within intangible assets, rather than as a reduction of the carrying amount of long-term debt. The unamortized debt issuance costs for the Term Loan B include a $4.6 million discount.

ABL Facility

The ABL Facility is subject to a borrowing base, which includes a sub-limit for letters of credit. Total commitments under the ABL Facility are $600.0 million and the sub-limit for letters of credit is $200.0 million. At December 31, 2024, $226.0 million was outstanding under the ABL Facility and we had letters of credit outstanding of $87.6 million. The ABL Facility is scheduled to mature at the earliest of (a) February 2, 2029 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, subject to certain exceptions.

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

At December 31, 2024, the borrowings under the ABL Facility had a weighted average interest rate of 7.74% calculated as a SOFR rate of 4.36% plus a margin of 3.10% for SOFR borrowings and the prime rate of 7.50% plus a margin of 2.00% on the alternate base borrowings. On December 31, 2024, the interest rate in effect on letters of credit was 2.75%.

The ABL Facility contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The ABL Facility contains, as the only financial covenant, a fixed charge coverage ratio that is tested based on the financial statements for the most recently ended fiscal quarter upon the occurrence and during the continuation of a Cash Dominion Event (as defined in the ABL Facility). At December 31, 2024, no Cash Dominion Event had occurred.

Compliance

At December 31, 2024, we were in compliance with the covenants under the ABL Facility.

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

At December 31, 2024, the borrowings under the Term Loan B had an interest rate of SOFR of 4.36% plus a margin of 3.75%.

The Term Loan Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The Term Loan Credit Agreement requires that we maintain, on a quarterly basis, beginning with the quarter ended June 30, 2024, a debt service coverage rate (as defined in the Term Loan Credit Agreement) of no less than 1.1 to 1.0. At December 31, 2024, our debt service coverage rate was approximately 2.01 to 1.0.

The Term Loan Credit Agreement contains other customary terms, events of default and covenants.

Compliance

At December 31, 2024, we were in compliance with the covenants under Term Loan B.

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

Compliance

At December 31, 2024, we were in compliance with the covenants under the Indenture.

Other Long-Term Debt

On June 24, 2024, we entered into an equipment loan for $6.4 million with American Bank and Trust Company which bears interest at a rate of 8.50% and is secured by an airplane (see Note 16). On September 24, 2024, we refinanced the loan and lowered the interest rate to 8.00%. We have an aggregate principal balance of $5.9 million at December 31, 2024. This loan matures on June 24, 2030.

On October 1, 2024, we entered into a second equipment loan for $6.4 million with American Bank and Trust Company which bears interest at a rate of 8.00% and is secured by an airplane (see Note 16). We have an aggregate principal balance of $6.1 million at December 31, 2024. This loan matures on September 24, 2030.

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at December 31, 2024:

Year Ending March 31,	ABL Facility	Term Loan B	Senior Secured Notes	Other Long-Term Debt	Total
	(in thousands)
2025 (three months)	$—	$1,750	$—	$432	$2,182
2026	—	7,000	—	1,805	8,805
2027	—	7,000	—	1,957	8,957
2028	—	7,000	—	2,120	9,120
2029	226,000	7,000	900,000	2,300	1,135,300
2030	—	7,000	—	2,494	9,494
Thereafter	—	658,000	1,300,000	975	1,958,975
Total	$226,000	$694,750	$2,200,000	$12,083	$3,132,833

Amortization of Debt Issuance Costs

Amortization expense for debt issuance costs related to long-term debt was $2.0 million and $2.7 million during the three months ended December 31, 2024 and 2023, respectively, and $5.8 million and $8.0 million during the nine months ended December 31, 2024 and 2023, respectively.

The following table summarizes expected amortization of debt issuance costs at December 31, 2024 (in thousands):

Year Ending March 31,
2025 (three months)	$1,963
2026	7,852
2027	7,852
2028	7,852
2029	7,515
2030	5,213
Thereafter	6,829
Total	$45,076

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

Environmental Matters

At December 31, 2024, we have an environmental liability, measured on an undiscounted basis, of $1.1 million, which is recorded within accrued expenses and other payables in our unaudited condensed consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our businesses, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our businesses.

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

The following table summarizes changes in our asset retirement obligations, which is reported within other noncurrent liabilities in our unaudited condensed consolidated balance sheets (in thousands):

Asset retirement obligations at March 31, 2024	$56,574
Liabilities incurred	4,567
Liabilities associated with disposed assets (1)	(274)
Liabilities settled	(1,378)
Accretion expense	3,093
Asset retirement obligations at December 31, 2024	$62,582

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The future minimum throughput payments under this agreement at December 31, 2024 were $7.8 million, all of which will be recognized by March 31, 2025.

Sales and Purchase Contracts

We have entered into product sales and purchase contracts for which we expect the parties to physically settle and deliver the inventory in future periods.

At December 31, 2024, we had the following commodity purchase commitments:

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Purchase Commitments:
Year ending March 31,
2025 (three months)	$61,102	972	$9,063	11,739
2026	—	—	4,644	6,762
2027	—	—	4,075	5,796
2028	—	—	343	504
Total	$61,102	972	$18,125	24,801

Index-Price Commodity Purchase Commitments:
Year ending March 31,
2025 (three months)	$1,063,119	15,379	$311,802	311,599
2026	721,287	11,436	43,140	56,664
2027	—	—	17,435	25,200
Total	$1,784,406	26,815	$372,377	393,463

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

At December 31, 2024, we had the following commodity sale commitments:

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Sale Commitments:
Year ending March 31,
2025 (three months)	$57,841	911	$64,267	64,710
2026	—	—	7,702	9,284
2027	—	—	3,519	4,666
2028	—	—	299	400
Total	$57,841	911	$75,787	79,060

Index-Price Commodity Sale Commitments:
Year ending March 31,
2025 (three months)	$929,346	12,947	$363,374	301,344
2026	38,019	540	70,887	61,913
Total	$967,365	13,487	$434,261	363,257

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our unaudited condensed consolidated balance sheet and are not included in the tables above. These contracts are included in the derivative disclosures in Note 10 and represent $5.3 million of our prepaid expenses and other current assets and $2.7 million of our accrued expenses and other payables at December 31, 2024.

Other Commitments

We have noncancellable agreements for product storage, railcar spurs, capital projects and real estate. The following table summarizes future minimum payments under these agreements at December 31, 2024 (in thousands):

Year Ending March 31,
2025 (three months)	$2,461
2026	9,465
2027	8,643
2028	4,247
2029	2,895
2030	1,763
Thereafter	2,523
Total	$31,997

Note 9—Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% GP interest and a 99.9% limited partner interest, which consists of common units. Our GP has the right, but not the obligation, to contribute a proportionate amount of capital to the Partnership to maintain its 0.1% GP interest. Our GP is not required to guarantee or pay any of our debts and obligations. At December 31, 2024, we owned 8.69% of our GP.

General Partner Equity

In connection with the repurchase of common units (see below for further discussion), no units were repurchased during the quarter ended December 31, 2024. Since the program was authorized, we repurchased 500 notional units from our GP for less than $0.1 million.

Common Unit Repurchase Program

On June 5, 2024, the board of directors of our GP authorized a common unit repurchase program, under which we may repurchase up to $50.0 million of our outstanding common units from time to time in the open market or in other privately negotiated transactions. This program does not have a fixed expiration date. The common unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of our common units. During the quarter ended December 31, 2024, no units were repurchased. Since the program was authorized, we repurchased 500,000 units for an aggregate price of $2.1 million, including commissions.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Class B Preferred Units

As of December 31, 2024, there were 12,585,642 of our Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) outstanding.

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

The following table summarizes the distributions declared on our Class B Preferred Units during the last three quarters:

			Three-Month	Distribution	Amount Paid to Class B
Date Declared	Record Date	Payment Date	SOFR	Rate	Preferred Unitholders
					(in thousands)
June 21, 2024	July 1, 2024	July 15, 2024	5.300%	$0.8153	$10,261
September 19, 2024	October 1, 2024	October 15, 2024	5.332%	$0.8004	$10,073
December 12, 2024	January 1, 2025	January 15, 2025	4.593%	$0.7542	$9,493

The distribution amount paid on January 15, 2025 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at December 31, 2024.

Class C Preferred Units

As of December 31, 2024, there were 1,800,000 of our Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) outstanding.

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

The following table summarizes the distributions declared on our Class C Preferred Units during the last three quarters:

			Three-Month	Distribution	Amount Paid to Class C
Date Declared	Record Date	Payment Date	SOFR	Rate	Preferred Unitholders
					(in thousands)
June 21, 2024	July 1, 2024	July 15, 2024	5.300%	$0.7926	$1,426
September 19, 2024	October 1, 2024	October 15, 2024	5.332%	$0.7947	$1,431
December 12, 2024	January 1, 2025	January 15, 2025	4.593%	$0.7486	$1,347

The distribution amount paid on January 15, 2025 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at December 31, 2024.

Class D Preferred Units

On November 22, 2024, we purchased 23,375,000 of our outstanding warrants for $6.9 million.

As of December 31, 2024, there were 600,000 preferred units (“Class D Preferred Units”) and warrants exercisable to purchase an aggregate of 2,125,000 common units outstanding.

The following table summarizes the outstanding warrants at December 31, 2024:

Issuance Date and Description	Number of Warrants	Exercise Price
October 31, 2019
Premium warrants	1,250,000	$16.28
Par warrants	875,000	$13.56

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

Current Fiscal Year Distributions

The holders of our Class D Preferred Units have elected, which they are allowed to do so from time to time, for the distributions to be calculated based on a floating rate equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in accordance with our amended and restated limited partnership agreement (“Partnership Agreement”)) plus a spread of 7.00% (“Class D Variable Rate,” as defined in the Partnership Agreement). Effective July 3, 2023, the reference to LIBOR in the formulation for the distribution rate in these securities was replaced with the three-month CME Term SOFR, as calculated and published by CME Group Benchmark Administration, Ltd. Each variable rate election shall be effective for at least four quarters following such election. This variable rate election will be effective until September 30, 2025. The distribution rate for the Class D Preferred Units is 11.593% for the quarter ended December 31, 2024.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes the distributions declared on our Class D Preferred Units during the last three quarters:

			Three-Month	Distribution	Amount Paid to Class D
Date Declared	Record Date	Payment Date	SOFR	Rate	Preferred Unitholders
					(in thousands)
June 21, 2024 (1)	July 1, 2024	July 15, 2024		$26.01	$15,825
September 19, 2024	October 1, 2024	October 15, 2024	5.332%	$32.08	$19,248
December 12, 2024	January 1, 2025	January 15, 2025	4.593%	$30.16	$18,095

(1)     The distribution rate was 10.00% (equal to $100.00 per every $1,000 in unit value per year).

The distribution amount paid on January 15, 2025 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at December 31, 2024.

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

Derivatives

The following table summarizes, by level within the fair value hierarchy, the estimated fair values of our derivative assets and liabilities reported in our unaudited condensed consolidated balance sheets at the dates indicated:

	December 31, 2024		March 31, 2024
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$—	$(8,902)	$4,798	$(7,517)
Level 2 measurements	7,163	(7,117)	54,040	(37,345)
	7,163	(16,019)	58,838	(44,862)

Netting of counterparty contracts (1)	—	—	(4,798)	4,798
Net cash collateral provided	1,136	8,896	630	2,719
Derivatives	$8,299	$(7,123)	$54,670	$(37,345)

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

The following table summarizes the accounts that include our derivative assets and liabilities in our unaudited condensed consolidated balance sheets at the dates indicated:

	December 31, 2024	March 31, 2024
	(in thousands)
Prepaid expenses and other current assets	$7,855	$54,670
Other noncurrent assets	444	—
Accrued expenses and other payables	(6,849)	(36,679)
Other noncurrent liabilities	(274)	(666)
Net derivative asset	$1,176	$17,325

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes our open derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At December 31, 2024:
Crude oil fixed-price (1)	January 2025–September 2025	(241)	$(2,515)
Propane fixed-price (1)	January 2025–March 2026	17,683	(2,541)
Refined products fixed-price (1)	January 2025–February 2025	(28)	(1,069)
Butane fixed-price (1)	January 2025–July 2025	(474)	(3,504)
Variable-to-fixed interest rate swaps (2)	January 2025–April 2028		173
Other	January 2025–March 2025		600
			(8,856)
Net cash collateral provided			10,032
Net derivative asset			$1,176

At March 31, 2024:
Crude oil fixed-price (1)	April 2024–March 2025	(174)	$(3,000)
Propane fixed-price (1)	April 2024–April 2025	6,980	1,870
Refined products fixed-price (1)	April 2024–December 2024	(244)	518
Butane fixed-price (1)	April 2024–March 2025	(982)	(2,222)
Variable-to-fixed interest rate swap (2)	April 2024–April 2026		515
Other	April 2024–March 2025		16,295
			13,976
Net cash collateral provided			3,349
Net derivative asset			$17,325

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

During the three months ended December 31, 2024 and 2023, we recorded net losses of $13.3 million and net gains of $14.3 million, respectively, from our commodity derivatives to revenues and cost of sales in our unaudited condensed consolidated statements of operations. During the nine months ended December 31, 2024 and 2023, we recorded net losses of $17.5 million and net gains of $13.3 million, respectively, from our commodity derivatives to revenues and cost of sales in our unaudited condensed consolidated statements of operations.

During the three months and nine months ended December 31, 2024, we recorded net gains of $7.7 million and $2.0 million, respectively, from our interest rate swaps to interest expense in our unaudited condensed consolidated statements of operations.

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At December 31, 2024, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our unaudited condensed consolidated balance sheets and recognized in our net income.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Interest Rate Risk

Long-Term Debt

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the prime rate or SOFR. At December 31, 2024, $226.0 million was outstanding under the ABL Facility at a weighted average interest rate of 7.74%.

The Term Loan B is variable-rate debt with interest rates that are generally indexed to SOFR. At December 31, 2024, $694.8 million was outstanding under the Term Loan B with an interest rate of SOFR of 4.36% plus a margin of 3.75%.

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

Preferred Unit Distributions

The current distribution rate for the Class B Preferred Units is a floating rate of the three-month CME Term SOFR plus a tenor spread adjustment plus a spread of 7.213% (see Note 9 for a further discussion).

The current distribution rate for the Class C Preferred Units is a floating rate of the three-month CME Term SOFR plus a spread of 7.384% (see Note 9 for a further discussion).

The current distribution rate for the Class D Preferred Units is a floating rate of the three-month CME Term SOFR plus a spread of 7.00% (see Note 9 for a further discussion).

Fair Value of Fixed-Rate Notes

The following table provides fair value estimates of our fixed-rate notes at December 31, 2024 (in thousands):

2029 Senior Secured Notes	$911,625
2032 Senior Secured Notes	$1,309,208

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
	(in thousands)
Revenues:
Water Solutions:
Topic 606 revenues
Disposal service fees (1)	$161,446	$147,950	$465,134	$458,432
Sale of recovered crude oil	24,067	25,105	79,551	79,223
Sale of water	1,471	3,402	4,456	9,611
Other service revenues (1)	269	2,656	1,359	9,974
Non-Topic 606 revenues	15	188	45	607
Total Water Solutions revenues	187,268	179,301	550,545	557,847
Crude Oil Logistics:
Topic 606 revenues
Crude oil sales	176,830	412,080	664,452	1,337,311
Crude oil transportation and other sales	17,160	11,052	50,024	35,340
Non-Topic 606 revenues	1,840	2,250	5,410	7,133
Elimination of intersegment sales	(184)	(88)	(380)	(387)
Total Crude Oil Logistics revenues	195,646	425,294	719,506	1,379,397
Liquids Logistics:
Topic 606 revenues
Refined products sales	423,268	522,762	1,425,219	1,721,124
Propane sales	216,054	226,822	403,128	440,774
Butane sales	265,678	261,572	487,202	437,650
Other products sales	112,603	95,953	319,519	278,748
Service revenues	484	420	7,770	7,258
Non-Topic 606 revenues	147,894	157,653	375,866	504,179
Total Liquids Logistics revenues (2)	1,165,981	1,265,182	3,018,704	3,389,733
Corporate and Other:
Topic 606 revenues
Service revenues	178	—	252	—
Total Corporate and Other revenues	178	—	252	—
Total revenues	$1,549,073	$1,869,777	$4,289,007	$5,326,977

(1)    For the three months and nine months ended December 31, 2023, $1.8 million and $4.8 million, respectively, of revenue, which was included in Other Service Revenues in our quarterly report on Form 10-Q for the quarter ended December 31, 2023, is now included in Disposal Service Fees.
(2)    During the three months ended December 31, 2024 and 2023, our Liquids Logistics revenues included $41.3 million and $47.3 million of non-US revenues, respectively, and during the nine months ended December 31, 2024 and 2023, our Liquids Logistics revenues included $92.7 million and $98.5 million of non-US revenues, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following tables summarize depreciation and amortization expense (including amortization expense recorded within interest expense, cost of sales and operating expenses in Note 6 and Note 7) and operating income (loss) by segment for the periods indicated.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
	(in thousands)
Depreciation and Amortization:
Water Solutions	$56,893	$52,705	$162,251	$159,304
Crude Oil Logistics	6,360	9,545	19,086	28,864
Liquids Logistics	2,452	2,503	7,451	8,230
Corporate and Other	3,882	5,142	11,014	16,495
Total	$69,587	$69,895	$199,802	$212,893

Operating Income (Loss):
Water Solutions	$65,379	$74,270	$222,566	$202,719
Crude Oil Logistics	10,024	17,010	38,953	48,795
Liquids Logistics	11,676	22,449	(1,007)	53,857
Corporate and Other	(11,582)	(11,940)	(32,335)	(45,532)
Total	$75,497	$101,789	$228,177	$259,839

The following table summarizes additions to property, plant and equipment and intangible assets by segment for the periods indicated. This information has been prepared on the accrual basis, and includes property, plant and equipment and intangible assets acquired in acquisitions.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
	(in thousands)
Water Solutions	$21,714	$35,101	$173,994	$112,899
Crude Oil Logistics	2,349	2,289	5,188	5,193
Liquids Logistics	2,317	3,108	9,840	11,798
Corporate and Other	8,513	1,342	17,617	1,876
Total	$34,893	$41,840	$206,639	$131,766

The following tables summarize long-lived assets, net (consisting of property, plant and equipment, intangible assets, operating lease right-of-use assets and goodwill) and total assets by segment at the dates indicated:

	December 31, 2024	March 31, 2024
	(in thousands)
Long-lived assets, net:
Water Solutions	$2,615,113	$2,608,007
Crude Oil Logistics	812,896	827,248
Liquids Logistics (1)	311,568	298,595
Corporate and Other	49,299	34,267
Total	$3,788,876	$3,768,117

(1)    Includes $9.3 million and $10.2 million of non-US long-lived assets at December 31, 2024 and March 31, 2024, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	December 31, 2024	March 31, 2024
	(in thousands)
Total assets:
Water Solutions	$2,808,143	$2,818,444
Crude Oil Logistics	1,266,855	1,368,461
Liquids Logistics (1)	705,523	686,885
Corporate and Other	63,394	79,707
Assets held for sale	4,557	66,597
Total	$4,848,472	$5,020,094

(1)    Includes $27.6 million and $22.1 million of non-US total assets at December 31, 2024 and March 31, 2024, respectively.

Note 12—Transactions with Affiliates

The following table summarizes our related party transactions for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
	(in thousands)
Sales to entities affiliated with management	$178	$—	$252	$—
Purchases from equity method investees	$114	$394	$255	$1,299
Purchases from entities affiliated with management	$—	$—	$—	$100

Affiliate balances consist of the following at the dates indicated:

	December 31, 2024	March 31, 2024
	(in thousands)
Accounts receivable-affiliates
Equity method investees	$1,501	$1,501
Entities affiliated with management	178	—
Total	$1,679	$1,501

Accounts payable-affiliates
Equity method investees	$51	$36
Entities affiliated with management	1	1
Total	$52	$37

Other Related Party Transactions

During the three months ended June 30, 2024, we created a new aviation entity whereby we own a 90% interest and a member of our management owns a 10% interest. During the three months ended December 31, 2024, we created another new aviation entity whereby we own a 90% interest and a member of our management owns a 10% interest. See Note 16 for a further discussion of these transactions.

On November 22, 2024, we purchased 16,734,375 of our outstanding warrants for $5.0 million from a greater than 10% beneficial owner of our common units (see Note 9 for a further discussion).

Note 13—Revenue from Contracts with Customers

We recognize revenue for services and products under revenue contracts as our obligations to either perform services or deliver or sell products under the contracts are satisfied. Our revenue contracts in scope under ASC 606 primarily have a single performance obligation and we do not receive material amounts of non-cash consideration. Our costs to obtain or fulfill our revenue contracts were not material as of December 31, 2024.

The majority of our revenue agreements are in scope under ASC 606 and the remainder of our revenue comes from contracts that are accounted for as derivatives under ASC 815 or that contain nonmonetary exchanges or leases in the scope of ASC 845 and ASC 842, respectively. See Note 11 for a detail of disaggregated revenue. Revenue from contracts accounted for

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
as derivatives under ASC 815 within our Liquids Logistics segment includes $12.2 million of net gains and $31.7 million of net losses, respectively, during the three months and nine months ended December 31, 2024 and $15.3 million of net losses and $43.5 million of net gains, respectively, during the three months and nine months ended December 31, 2023, related to changes in the mark-to-market value of these contracts recorded.

Remaining Performance Obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we utilized the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these contracts. The following table summarizes the amount and timing of revenue recognition for such contracts at December 31, 2024 (in thousands):

Year Ending March 31,
2025 (three months)	$39,705
2026	85,611
2027	64,639
2028	47,650
2029	46,288
2030	33,386
Thereafter	22,824
Total	$340,103

Contract Assets and Liabilities

The following tables summarize the balances of our contract assets and liabilities at the dates indicated:

	December 31, 2024	March 31, 2024
	(in thousands)
Accounts receivable from contracts with customers	$415,720	$415,961
Contract assets (current)	$4,376	$—

Contract liabilities at March 31, 2024	$16,933
Payment received and deferred	43,812
Payment recognized in revenue	(37,233)
Contract liabilities at December 31, 2024	$23,512

Note 14—Leases

Lessee Accounting

Our leasing activity primarily consists of product storage, office space, real estate, railcars, and equipment.

The following table summarizes the components of our lease cost for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
	(in thousands)
Operating lease cost (1)	$11,122	$11,965	$33,262	$36,048
Variable lease cost (1)	8,744	7,264	28,306	23,551
Short-term lease cost (1)	250	287	1,543	557
Finance lease cost
Amortization of right-of-use asset (2)	1	2	4	4
Interest on lease obligation (3)	2	3	7	9
Total lease cost	$20,119	$19,521	$63,122	$60,169

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(1)    Included in operating expenses in our unaudited condensed consolidated statements of operations.
(2)    Included in depreciation and amortization expense in our unaudited condensed consolidated statements of operations.
(3)    Included in interest expense in our unaudited condensed consolidated statements of operations.

The following table summarizes maturities of our lease obligations at December 31, 2024 (in thousands):

	Operating	Finance
Year Ending March 31,	Leases	Lease (1)
2025 (three months)	$10,050	$7
2026	35,508	28
2027	29,274	28
2028	25,786	9
2029	16,897	—
2030	7,716	—
Thereafter	21,845	—
Total lease payments	147,076	72
Less imputed interest	(30,853)	(11)
Total lease obligations	$116,223	$61

(1)    At December 31, 2024, the short-term finance lease obligation of less than $0.1 million is included in accrued expenses and other payables and the long-term finance lease obligation of $0.1 million is included in other noncurrent liabilities in our unaudited condensed consolidated balance sheet.

The following table summarizes supplemental cash flow information related to our leases for the periods indicated:

	Nine Months Ended December 31,
	2024	2023
	(in thousands)
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease obligations
Operating cash outflows from operating leases	$33,665	$36,171
Operating cash outflows from finance lease	$7	$9
Financing cash outflows from finance lease	$14	$12

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$42,143	$42,662

Lessor Accounting and Subleases

Our lessor arrangements include storage and railcar contracts. We also, from time to time, sublease certain of our storage capacity and railcars to third-parties. Fixed rental revenue is recognized on a straight-line basis over the lease term. During the three months ended December 31, 2024 and 2023, fixed rental revenue was $4.3 million, including $1.2 million of sublease revenue, and $6.2 million, including $2.7 million of sublease revenue, respectively. During the nine months ended December 31, 2024 and 2023, fixed rental revenue was $12.0 million, including $2.8 million of sublease revenue, and $14.5 million, including $4.8 million of sublease revenue, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes future minimum lease payments to be received under various noncancelable operating lease agreements at December 31, 2024 (in thousands):

Year Ending March 31,
2025 (three months)	$2,900
2026	11,850
2027	10,537
2028	7,465
2029	2,083
2030	1,064
Thereafter	1,806
Total	$37,705

Note 15—Allowance for Current Expected Credit Losses

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

The following table summarizes changes in our allowance for expected credit losses for the period indicated:

	Accounts Receivable - Trade	Notes Receivable and Other
	(in thousands)
Allowance for expected credit losses at March 31, 2024	$1,671	$152
Change in provision for expected credit losses	2,181	154
Dispositions (see Note 16)	(147)	—
Write-offs charged against the provision	(35)	—
Allowance for expected credit losses at December 31, 2024	$3,670	$306

Note 16—Other Matters

Acquisition of Airplanes

As discussed in Note 12, during the three months ended June 30, 2024, we created a new aviation entity whereby we own a 90% interest and a member of our management owns a 10% interest. The aviation entity is considered a VIE (see Note 2). During the three months ended June 30, 2024, the aviation entity purchased an airplane for total consideration of $8.1 million, of which $1.7 million was paid in cash and $6.4 million was a note payable (see Note 7). We also executed a guarantee for the benefit of the lender for the outstanding loan.

As discussed in Note 12, during the three months ended December 31, 2024, we created a new aviation entity whereby we own a 90% interest and a member of our management owns a 10% interest. The aviation entity is considered a VIE (see Note 2). During the three months ended December 31, 2024, the aviation entity purchased an airplane for total consideration of

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
$8.1 million, of which $1.7 million was paid in cash and $6.4 million was a note payable (see Note 7). We also executed a guarantee for the benefit of the lender for the outstanding loan.

As part of these transactions, the noncontrolling interest holders have an option to require that we purchase their interest in the aviation entities. Due to these put options, activity for the noncontrolling interest holders has been recorded as redeemable noncontrolling interest in our December 31, 2024 unaudited condensed consolidated balance sheet (see Note 2).

Dispositions

Sale of Certain Railcars

On December 5, 2024, we entered into a definitive agreement with a third-party to sell 84 railcars in our Crude Oil Logistics segment for total consideration of $7.5 million in cash. The sale of the railcars will be completed in tranches within one year. These railcars have been classified as held for sale in the below summary of assets held for sale at December 31, 2024.

On January 23, 2025, we sold 35 railcars of the 84 railcars discussed above for $3.2 million. On February 5, 2025, we sold an additional 31 railcars of the 84 railcars discussed above for $2.7 million.
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

Sale of Certain Freshwater Water Solutions Facilities

On April 5, 2024, we sold approximately 122,250 acres of real estate on two ranches located in Eddy and Lea Counties, New Mexico and certain intangible assets to a third-party for total consideration of $68.5 million in cash, including working capital. Our two ranches include fee, state and federal agricultural leased property, certain water rights, freshwater wells, and related freshwater infrastructure. See below summary of assets and liabilities held for sale at March 31, 2024. We recorded a gain of $2.6 million on the sale within loss (gain) on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations for the nine months ended December 31, 2024.

Sale of Certain Saltwater Disposal Assets

On April 15, 2024, we sold certain saltwater disposal assets and intangible assets in the Delaware Basin to a third-party for total consideration of $4.2 million in cash. The buyer also assumed certain asset retirement obligations associated with the saltwater disposal assets. See below summary of assets and liabilities held for sale at March 31, 2024. As discussed below, we recorded a loss of $1.6 million to write down these assets to fair value less cost to sell within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2024. We also recorded a gain of $0.1 million on the sale within loss (gain) on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations for the nine months ended December 31, 2024.

Sale of Certain Real Estate

On May 14, 2024, we sold approximately 1,400 acres of real estate located in Lea County, New Mexico to a third-party for total consideration of $8.0 million in cash. See below summary of assets and liabilities held for sale at March 31, 2024. We recorded a gain of $7.3 million on the sale within loss (gain) on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations for the nine months ended December 31, 2024.

Exiting a Business

During the three months ended December 31, 2024, we started the process of winding down our biodiesel business by allowing our storage lease and certain railcar leases to expire and closing out the open purchase and sale contracts. Other than the railcar and storage leases, this business did not have any other long-lived assets. We expect to have all of our inventory

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
liquidated by the end of February 2025 and to sublease the remaining railcars by March 31, 2025 and we are not expecting to incur any costs in connection with this process.

Assets and Liabilities Held for Sale

At December 31, 2024, we met the criteria for classifying certain railcars as held for sale. Also, as previously reported, at March 31, 2024, we met the criteria for classifying the assets and liabilities of certain freshwater water solutions facilities, certain saltwater disposal assets and certain real estate as held for sale. Upon classification as held for sale, we recorded a loss of $1.6 million to write down certain saltwater disposal assets to fair value less cost to sell within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2024, and a valuation allowance included in assets held for sale in our March 31, 2024 consolidated balance sheet. The following table summarizes the major classes of assets and liabilities classified as held for sale at the dates indicated:

	December 31, 2024	March 31, 2024
	(in thousands)
Assets Held for Sale
Accounts receivable-trade, net	$—	$565
Prepaid expenses and other current assets	—	13
Property, plant and equipment, net	4,557	14,354
Goodwill	—	4,108
Intangible assets, net	—	49,179
Valuation allowance on assets held for sale	—	(1,622)
Total assets held for sale	$4,557	$66,597

Liabilities Held for Sale
Accounts payable-trade	$—	$63
Accrued expenses and other payables	—	31
Advance payments received from customers	—	164
Other noncurrent liabilities	—	356
Total liabilities held for sale	$—	$614

As these sale transactions did not represent a strategic shift that will have a major effect on our operations or financial results, operations related to these portions of our Water Solutions segment and Crude Oil Logistics segment have not been classified as discontinued operations.

Note 17—Subsequent Events

On January 31, 2025, we signed a purchase and sale agreement to sell our natural gas liquids terminal in Green Bay, Wisconsin for approximately $3.8 million, plus working capital. The sale is expected to close by March 31, 2025.

On February 5, 2025, we signed a purchase and sale agreement to sell 17 of our natural gas liquids terminals for $75.0 million, plus working capital. The purchase and sale agreement includes a financing contingency that expires on March 14, 2025.

On February 5, 2025, we entered into a definitive agreement with a third-party to sell 77 railcars in our Crude Oil Logistics segment for total consideration of $6.6 million in cash.

These transactions did not meet the held-for-sale criteria as of December 31, 2024 and therefore the assets and liabilities of these businesses were not classified as held for sale in our unaudited condensed consolidated balance sheets.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) financial condition and results of operations as of and for the three months and nine months ended December 31, 2024. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as Part II, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on June 6, 2024.

Overview

We are a Delaware master limited partnership. NGL Energy Holdings LLC serves as our general partner (“GP”). At December 31, 2024, our operations included three segments: Water Solutions, Crude Oil Logistics and Liquids Logistics. See Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of these businesses.

Consolidated Results of Operations

The following table summarizes our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
	(in thousands)
Revenues	$1,549,073	$1,869,777	$4,289,007	$5,326,977
Cost of sales	1,309,952	1,606,132	3,604,355	4,563,909
Operating expenses	75,288	79,115	225,953	233,185
General and administrative expense	15,061	17,934	42,254	55,721
Depreciation and amortization	66,294	65,597	190,444	200,102
Loss (gain) on disposal or impairment of assets, net	9,941	(790)	784	14,221
Revaluation of liabilities	(2,960)	—	(2,960)	—
Operating income	75,497	101,789	228,177	259,839
Equity in earnings of unconsolidated entities	1,376	838	3,198	1,780
Interest expense	(63,058)	(57,221)	(210,201)	(175,370)
Gain on early extinguishment of liabilities, net	—	—	—	6,871
Other income, net	487	515	2,476	1,131
Income before income taxes	14,302	45,921	23,650	94,251
Income tax benefit (expense)	273	(154)	4,791	(636)
Net income	14,575	45,767	28,441	93,615
Less: Net income attributable to nonredeemable noncontrolling interests	(1,053)	(85)	(2,777)	(604)
Less: Net income attributable to redeemable noncontrolling interests	(15)	—	(20)	—
Net income attributable to NGL Energy Partners LP	$13,507	$45,682	$25,644	$93,011

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to commodity price volatility, demand fluctuations, acquisitions, dispositions and other transactions. Our results of operations for the three months and nine months ended December 31, 2024 are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2025.

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

Subsequent Events

See Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of transactions that occurred subsequent to December 31, 2024.

Segment Operating Results for the Three Months Ended December 31, 2024 and 2023

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Three Months Ended December 31,
	2024	2023	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$150,973	$142,121	$8,852
Sale of recovered crude oil	24,067	25,105	(1,038)
Recycled water	1,460	2,662	(1,202)
Other revenues	10,768	9,413	1,355
Total revenues	187,268	179,301	7,967
Expenses:
Cost of sales-excluding impact of derivatives	2,392	2,790	(398)
Derivative loss (gain)	1,864	(5,363)	7,227
Operating expenses	51,626	53,871	(2,245)
General and administrative expenses	1,611	1,568	43
Depreciation and amortization expense	56,831	52,643	4,188
Loss (gain) on disposal or impairment of assets, net	10,525	(478)	11,003
Revaluation of liabilities	(2,960)	—	(2,960)
Total expenses	121,889	105,031	16,858
Segment operating income	$65,379	$74,270	$(8,891)

Produced water processed (barrels per day)
Delaware Basin	2,278,291	2,097,428	180,863
Eagle Ford Basin	177,017	136,185	40,832
DJ Basin	167,989	142,978	25,011
Total	2,623,297	2,376,591	246,706
Recycled water (barrels per day)	62,787	115,141	(52,354)
Total (barrels per day)	2,686,084	2,491,732	194,352
Skim oil sold (barrels per day)	3,985	3,663	322
Service fees for produced water processed ($/barrel) (1)(2)	$0.63	$0.65	$(0.02)
Recovered crude oil for produced water processed ($/barrel) (1)	$0.10	$0.11	$(0.01)
Operating expenses for produced water processed ($/barrel) (1)	$0.21	$0.25	$(0.04)

(1)    Total produced water barrels processed during the three months ended December 31, 2024 and 2023 were 241,343,277 and 218,646,417, respectively. These amounts do not include 16,410,749 barrels and 20,992,750 barrels for the three months ended December 31, 2024 and 2023, respectively, related to payments made by certain producers for committed volumes not delivered, as discussed further below. In addition, water pipeline revenue, which is included in Other Revenues, includes payments from a producer for 9,938,582 committed barrels not delivered during the three months ended December 31, 2024.
(2)    Excluding payments made by certain producers for committed volumes not delivered, service fees for produced water processed ($/barrel) would have been $0.60/barrel and $0.61/barrel during the three months ended December 31, 2024 and 2023, respectively.

Water Disposal Service Fee Revenues. The increase was due primarily to an increase in produced water volumes processed from contracted customers and higher fees charged for interruptible spot volumes. These increases were partially offset by the expiration of certain higher fee per barrel contracts which were replaced with lower fee per barrel contracts with an extended term and higher volumes received under contracts with lower fees per barrel. There was also a decrease in payments made by certain producers for committed volumes not delivered.

Recovered Crude Oil Revenues. The decrease was due primarily to lower realized crude oil prices received from the sale of skim oil barrels, partially offset by an increase in skim oil barrels sold due to more skim oil recovered from receiving more water in higher oil cut basins.

Recycled Water Revenues. Revenue from recycled water includes the sale of produced water and recycled water for use in our customers’ completion activities. The decrease was due primarily to a decrease in recycled water volumes related to timing of water to be used in completions.

Other Revenues. Other revenues primarily include reimbursements from construction projects, booster operating fees and generator rentals, water pipeline revenues, solids disposal revenues, land surface use revenues and brackish non-potable water revenues. The increase was due primarily to higher water pipeline revenue, including payments from a producer for committed volumes not delivered, due to our expanded Lea County Express Pipeline system (“LEX II”) commencing operations during the current quarter. This increase was partially offset by lower land surface use revenues, mining revenues and lease revenue from certain surface use and compensation agreements primarily due to the sale of our ranches in April 2024 (see Note 16 to our unaudited condensed consolidated financial statements included in this Quarterly Report). We also had lower reimbursements from construction projects, booster operating fees and generator rentals.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to lower recycling costs and a decrease in disposal fees paid to third-parties, partially offset by costs incurred that will be reimbursed by producers for generator and fuel costs at various booster stations.

Derivative Loss (Gain). We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the crude oil we expect to recover when processing produced water and selling recovered skim oil. During the three months ended December 31, 2024, we had $1.9 million of net unrealized losses on derivatives and less than $0.1 million of net realized losses on derivatives. During the three months ended December 31, 2023, we had $6.4 million of net unrealized gains on derivatives and $1.1 million of net realized losses on derivatives.

Operating and General and Administrative Expenses. The decrease was due primarily to lower utilities expense due to a negotiated long-term utility contract with lower rates, lower chemical expense due to purchasing fewer chemicals and using them more efficiently and lower repairs and maintenance expense due to the timing of repairs and tank cleaning. These decreases were partially offset by higher royalty expense due to volumes related to the LEX II pipeline commencing operations and increased volumes at certain other saltwater disposal wells.

Depreciation and Amortization Expense. The increase was due primarily to depreciation of newly developed facilities and infrastructure, partially offset by certain long-term assets being fully amortized, impaired or sold during the fiscal year ended March 31, 2024 and nine months ended December 31, 2024.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the three months ended December 31, 2024, we recorded a net loss of $7.4 million primarily related to the write down of the value of certain saltwater disposal wells as well as abandonment of certain capital projects and the retirement of certain other assets. We also recorded a $3.4 million loss from the settlement of a dispute related to a force majeure event, which resulted in the plugging and abandoning of a disposal well in a prior period. In addition, we recorded a gain of $0.2 million from insurance recoveries for certain saltwater disposal facilities and boosters damaged in a prior period. During the three months ended December 31, 2023, we recorded a gain of $2.3 million from insurance recoveries for certain saltwater disposal facilities and boosters damaged in a prior period. In addition, we recorded a net loss of $0.9 million related to the abandonment of certain capital projects and the retirement of certain assets and a net loss of $0.9 million primarily related to the sale of certain assets.

Revaluation of Liabilities. During the three months ended December 31, 2024, there was a decrease in expense related to the write-off of a portion of our contingent consideration liability related to royalty agreements acquired as part of certain business combinations, as we no longer expect to make royalty payments for a certain saltwater disposal well that was plugged and abandoned.

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Three Months Ended December 31,
	2024	2023	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$176,830	$412,080	$(235,250)
Crude oil transportation and other sales	19,000	13,302	5,698
Total revenues (1)	195,830	425,382	(229,552)
Expenses:
Cost of sales-excluding impact of derivatives	166,933	394,119	(227,186)
Derivative loss (gain)	1,930	(7,613)	9,543
Operating expenses	9,940	9,358	582
General and administrative expenses	643	921	(278)
Depreciation and amortization expense	6,360	9,545	(3,185)
Loss on disposal or impairment of assets, net	—	2,042	(2,042)
Total expenses	185,806	408,372	(222,566)
Segment operating income	$10,024	$17,010	$(6,986)

Crude oil sold (barrels)	2,392	5,087	(2,695)
Crude oil transported on owned pipelines (barrels)	5,652	6,473	(821)
Crude oil storage capacity - owned and leased (barrels) (2)	5,232	5,232	—
Crude oil storage capacity leased to third-parties (barrels) (2)	1,650	2,250	(600)
Crude oil inventory (barrels) (2)	339	790	(451)
Crude oil sold ($/barrel)	$73.926	$81.006	$(7.080)
Cost per crude oil sold ($/barrel) (3)	$69.788	$77.476	$(7.688)
Crude oil product margin ($/barrel) (3)	$4.138	$3.530	$0.608

(1)    Revenues include $0.2 million and $0.1 million of intersegment sales during the three months ended December 31, 2024 and 2023, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.
(2)    Information is presented as of December 31, 2024 and December 31, 2023, respectively.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were due primarily to lower sales volumes due to lower production on acreage dedicated to us in the DJ Basin during the three months ended December 31, 2024, compared to the three months ended December 31, 2023. Lower crude oil prices also contributed to the decrease.

During the three months ended December 31, 2024, the crude oil product margin decreased primarily due to lower volumes as discussed further above. The increase in the crude oil product margin per barrel for the three months ended December 31, 2024 was favorably impacted from the sale of the remaining pipeline transportation deficiency credits included in gross margin. When the impact of the sale of the pipeline transportation deficiency credits is removed, crude oil product margin per barrel realized is consistent during the three months ended December 31, 2024, compared to the three months ended December 31, 2023. Crude oil product margin calculations do not include gains and losses from derivatives that may offset the movement in the physical margin.

Derivative Loss (Gain). Our cost of sales during the three months ended December 31, 2024 included $0.5 million of net realized losses on derivatives and $1.5 million of net unrealized losses on derivatives. Our cost of sales during the three months ended December 31, 2023 included $59.6 million of net realized gains on derivatives and $52.0 million of net unrealized losses on derivatives. The amounts for the three months ended December 31, 2023 included net realized gains of $61.5 million and net unrealized losses of $61.0 million associated with derivative instruments related to our hedge of the CMA Differential Roll, defined and discussed below under “Non-GAAP Financial Measures.” The CMA hedge expired as of December 31, 2023 and we did not enter into another hedge.

Crude Oil Transportation and Other Sales. The increase was primarily due to higher tariff revenue on the Grand Mesa Pipeline as a result of signing a new shipper during the open season that ended January 5, 2024 and higher throughput revenue. These increases were partially offset by lower storage fees at our Cushing terminal during the three months ended December 31, 2024, compared to the prior period.

During the three months ended December 31, 2024, physical volumes on the Grand Mesa Pipeline averaged approximately 61,000 barrels per day, compared to approximately 70,000 barrels per day during the three months ended December 31, 2023. Lower contracted volumes were shipped on the Grand Mesa Pipeline due to lower production on acreage dedicated to us in the DJ Basin.

Operating and General and Administrative Expenses. The increase was primarily due to a higher incentive compensation expense accrual during the three months ended December 31, 2024. This increase was partially offset by lower utilities expense on the Grand Mesa Pipeline and at our Cushing terminal from lower volumes flowing through the system and lower corporate cost allocations during the three months ended December 31, 2024, compared to the three months ended December 31, 2023.

Depreciation and Amortization Expense. The decrease was primarily due to certain assets becoming fully depreciated during the year ended March 31, 2024.

Loss on Disposal or Impairment of Assets, Net. During the three months ended December 31, 2023, we recorded a net loss of $2.0 million primarily due to disposals and retirements of certain real estate assets.

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated:

	Three Months Ended December 31,
	2024	2023	Change
	(in thousands, except per gallon amounts)
Refined products:
Sales-excluding impact of derivatives	$423,268	$522,762	$(99,494)
Cost of sales-excluding impact of derivatives	420,003	518,715	(98,712)
Derivative gain	(22)	(147)	125
Product margin	3,287	4,194	(907)

Propane:
Sales	217,152	228,265	(11,113)
Cost of sales-excluding impact of derivatives	205,611	210,254	(4,643)
Derivative gain	(650)	(1,142)	492
Product margin	12,191	19,153	(6,962)

Butane:
Sales	266,545	262,032	4,513
Cost of sales-excluding impact of derivatives	242,781	240,185	2,596
Derivative loss	7,698	6,995	703
Product margin	16,066	14,852	1,214

Other products:
Sales-excluding impact of derivatives	244,763	265,057	(20,294)
Cost of sales-excluding impact of derivatives	246,698	269,401	(22,703)
Derivative loss (gain)	2,439	(5,249)	7,688
Product (loss) margin	(4,374)	905	(5,279)

Service:
Sales	2,044	2,323	(279)
Cost of sales	250	304	(54)
Product margin	1,794	2,019	(225)

Expenses:
Operating expenses	13,722	15,886	(2,164)
General and administrative expenses	1,916	1,989	(73)
Depreciation and amortization expense	2,277	2,438	(161)
Gain on disposal or impairment of assets, net	(627)	(1,639)	1,012
Total expenses	17,288	18,674	(1,386)
Segment operating income	$11,676	$22,449	$(10,773)

	Three Months Ended December 31,
	2024	2023	Change
	(in thousands, except per gallon amounts)
Natural gas liquids and refined products storage capacity - owned and leased (gallons) (1)	119,185	157,409	(38,224)

Refined products sold (gallons)	193,733	201,796	(8,063)
Refined products sold ($/gallon)	$2.185	$2.591	$(0.406)
Cost per refined products sold ($/gallon) (2)	$2.168	$2.570	$(0.402)
Refined products product margin ($/gallon) (2)	$0.017	$0.021	$(0.004)
Refined products inventory (gallons) (1)	1,547	2,020	(473)

Propane sold (gallons)	224,485	254,266	(29,781)
Propane sold ($/gallon)	$0.967	$0.898	$0.069
Cost per propane sold ($/gallon) (2)	$0.916	$0.827	$0.089
Propane product margin ($/gallon) (2)	$0.051	$0.071	$(0.020)
Propane inventory (gallons) (1)	66,335	92,861	(26,526)

Butane sold (gallons)	188,223	207,544	(19,321)
Butane sold ($/gallon)	$1.416	$1.263	$0.153
Cost per butane sold ($/gallon) (2)	$1.290	$1.157	$0.133
Butane product margin ($/gallon) (2)	$0.126	$0.106	$0.020
Butane inventory (gallons) (1)	30,775	35,951	(5,176)

Other products sold (gallons)	121,738	85,410	36,328
Other products sold ($/gallon)	$2.011	$3.103	$(1.092)
Cost per other products sold ($/gallon) (2)	$2.026	$3.154	$(1.128)
Other products product loss ($/gallon) (2)	$(0.015)	$(0.051)	$0.036
Other products inventory (gallons) (1)	9,078	19,526	(10,448)

(1)    Information is presented as of December 31, 2024 and December 31, 2023, respectively.
(2)    Cost and product margin (loss) per gallon excludes the impact of derivatives.

Refined Products Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, during the three months ended December 31, 2024 were primarily due to lower commodity prices during the current quarter and a decrease in volumes due to lower demand.

Refined Products product margins, excluding the impact of derivatives, decreased during the three months ended December 31, 2024. This decrease was primarily related to lower commodity prices, aggressive prices in the market from our competitors and lower volumes in some key markets due to supplier issues.

Refined Products Derivative Gain. Our cost of refined products sales during the three months ended December 31, 2024 included unrealized gains of less than $0.1 million and the three months ended December 31, 2023 included realized gains of $0.1 million.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were due primarily to lower volumes. Volumes decreased during the three months ended December 31, 2024 due to reduced retail customer demand resulting in lower contracted volumes due to the warmer than normal winters the past several years and lower spot market volumes due to the warmer weather during the period. This decrease was partially offset by higher average propane prices during the three months ended December 31, 2024 compared to the three months ended December 31, 2023.

Propane product margins, excluding the impact of derivatives, decreased during the three months ended December 31, 2024 due to lower volumes. During the three months ended December 31, 2023, we sold lower priced inventory into a market in which prices were increasing. Also, we incurred higher than anticipated costs to clean and repair railcars coming off lease during the three months ended December 31, 2024.

Propane Derivative Gain. Our cost of propane sales during the three months ended December 31, 2024 included net unrealized gains of $1.9 million on derivatives and $1.3 million of net realized losses on derivatives. Our cost of propane sales during the three months ended December 31, 2023 included $3.0 million of net unrealized gains on derivatives and $1.9 million of net realized losses on derivatives.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in sales and cost of sales, excluding the impact of derivatives, were primarily due to increased commodity prices during the three months ended December 31, 2024 compared to prices during the three months ended December 31, 2023. These increases were offset by lower volumes due to a weaker gasoline blending season and a weaker spot market during the three months ended December 31, 2024.

Butane product margins, excluding the impact of derivatives, increased during the three months ended December 31, 2024 due to selling lower priced butane into a market in which prices were increasing.

Butane Derivative Loss. Our cost of butane sales during the three months ended December 31, 2024 included $3.5 million of net unrealized gains on derivatives and $11.2 million of net realized losses on derivatives. Our cost of butane sales during the three months ended December 31, 2023 included $6.5 million of net unrealized losses on derivatives and $0.5 million of net realized losses on derivatives.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were due to a decrease in commodity prices, primarily biodiesel prices and prices for renewable identification numbers (“RINs”), during the three months ended December 31, 2024 compared with the three months ended December 31, 2023. This was partially offset by increased volumes as we decided to wind down our biodiesel business and worked to close out our open purchase and sale contracts. Volumes also increased due to strong spot markets for natural gasoline and isobutane and consistent supply of asphalt during the three months ended December 31, 2024.

Other products sales product margins, excluding the impact of derivatives, increased during the three months ended December 31, 2024 due to the increase in volumes, as discussed above, and improved differentials for natural gasoline and isobutane as a result of the strong spot market. In addition, during the three months ended December 31, 2023, the supply of biodiesel increased in the market due to the Environmental Protection Agency (“EPA”) final renewable fuels standards (“RFS”) mandate, which lowered biodiesel and RIN’s prices, which impacted margins.

Other Products Derivative Loss (Gain). Our derivatives of other products during the three months ended December 31, 2024 included $1.1 million of net unrealized losses on derivatives and $1.4 million of net realized losses on derivatives. Our derivatives of other products during the three months ended December 31, 2023 included $0.1 million of net unrealized losses on derivatives and $5.4 million of net realized gains on derivatives.

Service Sales and Cost of Sales. The sales includes storage, terminaling and transportation services income. Revenues and cost of sales during the three months ended December 31, 2024 were consistent with the three months ended December 31, 2023.
Operating and General and Administrative Expenses. The decrease during the three months ended December 31, 2024 compared to three months ended December 31, 2023 is due primarily to a decrease in incentive compensation due to lower than expected earnings and lower travel and entertainment expenses due to our efforts in the prior year to visit all customers.

Depreciation and Amortization Expense. Depreciation and amortization expense remained consistent year over year.

Gain on Disposal or Impairment of Assets, Net. During the three months ended December 31, 2024, we recorded a net gain of $0.6 million due to the sale of land. During the three months ended December 31, 2023, we recorded a net gain of $1.6 million on the sale of a terminal.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Three Months Ended December 31,
	2024	2023	Change
	(in thousands)
Other Revenues
Service revenues	$178	$—	$178
Cost of sales
Derivative gain	—	(1,772)	1,772
Expenses:
General and administrative expenses	10,891	13,456	(2,565)
Depreciation and amortization expense	826	971	(145)
Loss (gain) on disposal or impairment of assets, net	43	(715)	758
Total expenses	11,760	13,712	(1,952)
Operating loss	$(11,582)	$(11,940)	$358

Service Revenues. These revenues relate to billings to the noncontrolling interest holders for usage of the airplanes acquired in June and October 2024.

Cost of Sales - Derivative Gain. Our cost of sales during the three months ended December 31, 2023 included $0.2 million of net realized gains on derivatives and $1.6 million of net unrealized gains on derivatives. We entered into economic hedges to protect our liquidity positions and leverage from a significant increase in commodity prices that drive our working capital demands. There were no open hedge positions that would impact cost of sales as of December 31, 2024.

General and Administrative Expenses. The expenses during the three months ended December 31, 2024 decreased due to business insurance expense being lower for the period, as we paid an insurance company during the three months ended December 31, 2023 for the release of any supplementary calls related to our former crude marine business and a reduction in current year automobile claims. In addition, legal expenses were lower as several large cases ended and lease expense decreased due to subleasing part of our office space in Denver, Colorado and reducing our office space in Tulsa, Oklahoma.

Depreciation and Amortization Expense. The decrease during the three months ended December 31, 2024 was due to software that became fully depreciated during the year ended March 31, 2024.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the three months ended December 31, 2024, we recorded a net loss of less than $0.1 million due to the write-off of information technology equipment. During the three months ended December 31, 2023, we sold an airplane for a gain of $0.7 million.

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities was $1.4 million during the three months ended December 31, 2024, compared to $0.8 million during the three months ended December 31, 2023. The increase of $0.5 million during the three months ended December 31, 2024 was due primarily to higher earnings from certain membership interests related to specific land and water services operations.

Interest Expense

The following table summarizes the components of our consolidated interest expense for the periods indicated:

	Three Months Ended December 31,
	2024	2023	Change
	(in thousands)
Senior secured notes	$45,500	$38,438	$7,062
Senior secured term loan “B” credit facility (“Term Loan B”)	15,031	—	15,031
ABL Facility	6,807	4,127	2,680
Senior unsecured notes	—	10,297	(10,297)
Other indebtedness	356	188	168
Total debt interest expense	67,694	53,050	14,644
Amortization of debt issuance costs	3,056	4,171	(1,115)
Unrealized gain on interest rate swaps	(7,131)	—	(7,131)
Realized gain on interest rate swaps	(561)	—	(561)
Total interest expense	$63,058	$57,221	$5,837

The debt interest expense increased $14.6 million during the three months ended December 31, 2024 primarily due to higher interest rates on the Term Loan B, the $900.0 million of 8.125% senior secured notes that mature on February 15, 2029 (“2029 Senior Secured Notes”) and the $1.3 billion of 8.375% senior secured notes that mature on February 15, 2032 (“2032 Senior Secured Notes”) compared to our outstanding debt instruments in the prior year period.

Gain on Early Extinguishment of Liabilities, Net

We did not repurchase any debt during the three months ended December 31, 2024 or 2023.

Other Income, Net

Other income, net of $0.5 million during the three months ended December 31, 2024 consisted of a gain on the expiration of an option, interest income on loan receivables and an unrealized loss on an investment. Other income, net of $0.5 million during the three months ended December 31, 2023 consisted primarily of interest income on loan receivables (see Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

Income Tax Benefit (Expense)

Income tax benefit was $0.3 million during the three months ended December 31, 2024, compared to income tax expense of $0.2 million during the three months ended December 31, 2023. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests - Redeemable and Nonredeemable

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third-parties. Noncontrolling interest income was $1.1 million during the three months ended December 31, 2024, compared to $0.1 million during the three months ended December 31, 2023. The increase of $1.0 million during the three months ended December 31, 2024 was due primarily to higher income from certain water solutions operations.

Segment Operating Results for the Nine Months Ended December 31, 2024 and 2023

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Nine Months Ended December 31,
	2024	2023	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$440,212	$439,824	$388
Sale of recovered crude oil	79,551	79,223	328
Recycled water	4,399	7,829	(3,430)
Other revenues	26,383	30,971	(4,588)
Total revenues	550,545	557,847	(7,302)
Expenses:
Cost of sales-excluding impact of derivatives	5,969	8,311	(2,342)
Derivative gain	(1,280)	(891)	(389)
Operating expenses	158,062	162,820	(4,758)
General and administrative expenses	4,342	3,929	413
Depreciation and amortization expense	162,066	159,119	2,947
Loss on disposal or impairment of assets, net	1,780	21,840	(20,060)
Revaluation of liabilities	(2,960)	—	(2,960)
Total expenses	327,979	355,128	(27,149)
Segment operating income	$222,566	$202,719	$19,847

Produced water processed (barrels per day)
Delaware Basin	2,263,365	2,135,677	127,688
Eagle Ford Basin	180,540	135,887	44,653
DJ Basin	146,613	152,805	(6,192)
Other Basins	—	985	(985)
Total	2,590,518	2,425,354	165,164
Recycled water (barrels per day)	86,442	83,247	3,195
Total (barrels per day)	2,676,960	2,508,601	168,359
Skim oil sold (barrels per day) (1)	4,060	3,918	142
Service fees for produced water processed ($/barrel) (2)(3)	$0.62	$0.66	$(0.04)
Recovered crude oil for produced water processed ($/barrel) (2)	$0.11	$0.12	$(0.01)
Operating expenses for produced water processed ($/barrel) (2)	$0.22	$0.24	$(0.02)

(1)    As of March 31, 2023, approximately 34,380 barrels of skim oil were stored and were sold during the nine months ended December 31, 2023.
(2)    Total produced water barrels processed during the nine months ended December 31, 2024 and 2023 were 712,392,342 and 666,972,306, respectively. These amounts do not include 35,804,097 barrels and 44,866,717 barrels for the nine months ended December 31, 2024 and 2023, respectively, related to payments made by certain producers for committed volumes not delivered, as discussed further below. In addition, water pipeline revenue, which is included in Other Revenues, includes payments from a producer for 9,938,582 committed barrels not delivered during the nine months ended December 31, 2024.
(3)    Excluding payments made by certain producers for committed volumes not delivered and the one-time item discussed below, service fees for produced water processed ($/barrel) would have been $0.60/barrel and $0.62/barrel during the nine months ended December 31, 2024 and 2023, respectively.

Water Disposal Service Fee Revenues. The increase was due primarily to an increase in produced water volumes processed from contracted customers and higher fees charged for interruptible spot volumes. These increases were partially offset by the expiration of certain higher fee per barrel contracts which were replaced with lower fee per barrel contracts with an extended term and higher volumes received under contracts with lower fees per barrel. There was also a decrease in payments made by certain producers for committed volumes not delivered. In addition, during July 2023, we entered into a transaction in which a portion of the total consideration received was allocated to revenue due to the termination of a minimum volume water disposal contract.

Recovered Crude Oil Revenues. The increase was due primarily to an increase in skim oil barrels sold due to more skim oil recovered from receiving more water in higher oil cut basins, partially offset by lower realized crude oil prices received from the sale of skim oil barrels. Also, during the nine months ended December 31, 2023, we sold approximately 34,380 barrels of skim oil that were stored as of March 31, 2023 due to tighter pipeline specifications.

Recycled Water Revenues. The decrease was due primarily to lower pricing for recycled water, partially offset by an increase in recycled water volumes related to timing of water to be used in completions.

Other Revenues. The decrease was due primarily to lower land surface use revenues, mining revenues and lease revenue from certain surface use and compensation agreements primarily due to the sale of our ranches in April 2024 (see Note 16 to our unaudited condensed consolidated financial statements included in this Quarterly Report). We also had lower reimbursements from construction projects, booster operating fees and generator rentals. These decreases were partially offset by higher water pipeline revenue, including payments from a producer for committed volumes not delivered, due to our LEX II pipeline commencing operations during the current quarter.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to lower recycling costs and a decrease in disposal fees paid to third-parties, partially offset by costs incurred that will be reimbursed by producers for generator and fuel costs at various booster stations.

Derivative Gain. During the nine months ended December 31, 2024, we had $1.4 million of net unrealized losses on derivatives and $2.7 million of net realized gains on derivatives. During the nine months ended December 31, 2023, we had $2.0 million of net unrealized gains on derivatives and $1.1 million of net realized losses on derivatives.

Operating and General and Administrative Expenses. The decrease was due primarily to lower chemical expense due to purchasing fewer chemicals and using them more efficiently and lower repairs and maintenance expense due to the timing of repairs and tank cleaning. These decreases were partially offset by higher business insurance expense for remediation costs incurred, higher royalty expense due to volumes related to the LEX II pipeline commencing operations and increased volumes at certain other saltwater disposal wells and lower severance taxes in the prior year quarter as a result of a severance tax refund in September 2023 related to prior periods.

Depreciation and Amortization Expense. The increase was due primarily to depreciation of newly developed facilities and infrastructure, partially offset by certain long-term assets being fully amortized, impaired or sold during the fiscal year ended March 31, 2024 and nine months ended December 31, 2024.

Loss on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2024, we recorded a net loss of $11.0 million primarily related to the write down of the value of certain saltwater disposal wells as well as abandonment of certain capital projects and the retirement of certain other assets. We also recorded a $3.4 million loss from the settlement of a dispute related to a force majeure event, which resulted in the plugging and abandoning of a disposal well in a prior period. In addition, we recorded a net gain of $10.5 million primarily related to the sale of certain assets (see Note 16 to our unaudited condensed consolidated financial statements included in this Quarterly Report) and a gain of $2.0 million from insurance recoveries for certain saltwater disposal facilities and boosters damaged in a prior period. During the nine months ended December 31, 2023, we recorded a net loss of $17.1 million primarily related to the sale of certain assets and a net loss of $7.9 million related to the abandonment of certain capital projects and the retirement of certain assets. In addition, we recorded a gain of $3.2 million from insurance recoveries for certain saltwater disposal facilities and boosters damaged in a prior period.

Revaluation of Liabilities. During the nine months ended December 31, 2024, there was a decrease in expense related to the write-off of a portion of our contingent consideration liability related to royalty agreements acquired as part of certain business combinations, as we no longer expect to make royalty payments for a certain saltwater disposal well that was plugged and abandoned.

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Nine Months Ended December 31,
	2024	2023	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$664,452	$1,337,311	$(672,859)
Crude oil transportation and other sales	55,434	42,473	12,961
Total revenues (1)	719,886	1,379,784	(659,898)
Expenses:
Cost of sales-excluding impact of derivatives	633,977	1,266,498	(632,521)
Derivative (gain) loss	(3,273)	533	(3,806)
Operating expenses	29,530	29,767	(237)
General and administrative expenses	2,025	2,856	(831)
Depreciation and amortization expense	19,086	28,864	(9,778)
(Gain) loss on disposal or impairment of assets, net	(412)	2,471	(2,883)
Total expenses	680,933	1,330,989	(650,056)
Segment operating income	$38,953	$48,795	$(9,842)

Crude oil sold (barrels)	8,434	16,730	(8,296)
Crude oil transported on owned pipelines (barrels)	17,172	19,520	(2,348)
Crude oil storage capacity - owned and leased (barrels) (2)	5,232	5,232	—
Crude oil storage capacity leased to third-parties (barrels) (2)	1,650	2,250	(600)
Crude oil inventory (barrels) (2)	339	790	(451)
Crude oil sold ($/barrel)	$78.783	$79.935	$(1.152)
Cost per crude oil sold ($/barrel) (3)	$75.169	$75.702	$(0.533)
Crude oil product margin ($/barrel) (3)	$3.614	$4.233	$(0.619)

(1)    Revenues include $0.4 million and $0.4 million of intersegment sales during the nine months ended December 31, 2024 and 2023, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.
(2)    Information is presented as of December 31, 2024 and December 31, 2023, respectively.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were due primarily to lower sales volumes due to lower production on acreage dedicated to us in the DJ Basin during the nine months ended December 31, 2024, compared to the nine months ended December 31, 2023.

During the nine months ended December 31, 2024, the crude oil product margin decreased primarily due to lower volumes as discussed further above. Contributing to the decrease in product margin and margin per barrel was the expiration of certain higher-margin purchase contracts on December 31, 2023, which resulted in lower margin realized on barrels purchased during the nine months ended December 31, 2024 , compared with the nine months ended December 31, 2023. The decrease in margin per barrel for the nine months ended December 31, 2024, compared to the nine months ended December 31, 2023 was partially offset by higher price and quality differentials realized, and the sale of the remaining pipeline transportation deficiency credits included in gross margin in the nine months ended December 31, 2024. Crude oil product margin calculations do not include gains and losses from derivatives that may offset the movement in the physical margin.

Derivative (Gain) Loss. Our cost of sales during the nine months ended December 31, 2024 included $1.3 million of net realized losses on derivatives and $4.5 million of net unrealized gains on derivatives. Our cost of sales during the nine months ended December 31, 2023 included $61.1 million of net realized gains on derivatives and $61.7 million of net unrealized losses on derivatives. The amounts for the nine months ended December 31, 2023 included net realized gains of $60.9 million and net unrealized losses of $61.4 million associated with derivative instruments related to our hedge of the CMA Differential Roll, defined and discussed below under “Non-GAAP Financial Measures.” The CMA hedge expired as of December 31, 2023 and we did not enter into another hedge.

Crude Oil Transportation and Other Sales. The increase was primarily due to higher tariff revenue on the Grand Mesa Pipeline as a result of signing a new shipper during the open season that ended January 5, 2024. Additionally, the nine months ended December 31, 2024 also benefited from higher terminaling revenue from an acreage dedication in the Eagle Ford Basin and higher throughput revenue. These increases were partially offset by lower throughput fees due to lower volumes, and lower storage fees at our Cushing terminal during the nine months ended December 31, 2024, compared to the prior period.

During the nine months ended December 31, 2024, physical volumes on the Grand Mesa Pipeline averaged approximately 62,000 barrels per day, compared to approximately 71,000 barrels per day during the nine months ended December 31, 2023. Lower contracted volumes were shipped on the Grand Mesa Pipeline due to lower production on acreage dedicated to us in the DJ Basin.

Operating and General and Administrative Expenses. The decrease was primarily due to lower utilities expense and lower materials and supplies expense on the Grand Mesa Pipeline and at our Cushing terminal from lower volumes flowing through the system during the nine months ended December 31, 2024, compared to the nine months ended December 31, 2023. Additionally, the nine months ended December 31, 2024 benefited from lower cleaning, repairs and maintenance costs on our owned railcars, lower environmental costs at one of our terminals, and lower corporate cost allocations. These decreases were partially offset by higher incentive compensation expenses and higher ad valorem taxes on our Grand Mesa Pipeline assets due to a higher assessed value by the State of Colorado, which we appealed and entered into a settlement in November 2024. The accrual for the three months ended December 31, 2024 was adjusted to reflect the settled amount per month which was consistent with the three months ended December 31, 2024.

Depreciation and Amortization Expense. The decrease was primarily due to certain assets becoming fully depreciated during the year ended March 31, 2024.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2024, we recorded a net gain of $0.4 million primarily due to a gain on the sale of certain assets. During the nine months ended December 31, 2023, we recorded a net loss of $2.5 million primarily due to disposals and retirements of certain assets.

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated:

	Nine Months Ended December 31,
	2024	2023	Change
	(in thousands, except per gallon amounts)
Refined products:
Sales-excluding impact of derivatives	$1,425,219	$1,721,124	$(295,905)
Cost of sales-excluding impact of derivatives	1,417,156	1,698,604	(281,448)
Derivative (gain) loss	(164)	40	(204)
Product margin	8,227	22,480	(14,253)

Propane:
Sales	405,588	443,310	(37,722)
Cost of sales-excluding impact of derivatives	391,112	416,159	(25,047)
Derivative gain	(2,403)	(461)	(1,942)
Product margin	16,879	27,612	(10,733)

Butane:
Sales	488,265	438,573	49,692
Cost of sales-excluding impact of derivatives	452,185	409,125	43,060
Derivative loss	15,280	2,017	13,263
Product margin	20,800	27,431	(6,631)

Other products:
Sales-excluding impact of derivatives	719,758	731,681	(11,923)
Cost of sales-excluding impact of derivatives	717,238	734,371	(17,133)
Derivative loss (gain)	9,364	(13,586)	22,950
Product (loss) margin	(6,844)	10,896	(17,740)

Service:
Sales	11,546	11,551	(5)
Cost of sales	1,246	1,021	225
Product margin	10,300	10,530	(230)

Expenses:
Operating expenses	38,361	40,598	(2,237)
General and administrative expenses	5,526	5,834	(308)
Depreciation and amortization expense	7,109	8,035	(926)
Gain on disposal or impairment of assets, net	(627)	(9,375)	8,748
Total expenses	50,369	45,092	5,277
Segment operating (loss) income	$(1,007)	$53,857	$(54,864)

	Nine Months Ended December 31,
	2024	2023	Change
	(in thousands, except per gallon amounts)
Natural gas liquids and refined products storage capacity - owned and leased (gallons) (1)	119,185	157,409	(38,224)

Refined products sold (gallons)	600,597	631,802	(31,205)
Refined products sold ($/gallon)	$2.373	$2.724	$(0.351)
Cost per refined products sold ($/gallon) (2)	$2.360	$2.689	$(0.329)
Refined products product margin ($/gallon) (2)	$0.013	$0.035	$(0.022)
Refined products inventory (gallons) (1)	1,547	2,020	(473)

Propane sold (gallons)	445,578	524,007	(78,429)
Propane sold ($/gallon)	$0.910	$0.846	$0.064
Cost per propane sold ($/gallon) (2)	$0.878	$0.794	$0.084
Propane product margin ($/gallon) (2)	$0.032	$0.052	$(0.020)
Propane inventory (gallons) (1)	66,335	92,861	(26,526)

Butane sold (gallons)	393,195	394,118	(923)
Butane sold ($/gallon)	$1.242	$1.113	$0.129
Cost per butane sold ($/gallon) (2)	$1.150	$1.038	$0.112
Butane product margin ($/gallon) (2)	$0.092	$0.075	$0.017
Butane inventory (gallons) (1)	30,775	35,951	(5,176)

Other products sold (gallons)	329,862	276,898	52,964
Other products sold ($/gallon)	$2.182	$2.642	$(0.460)
Cost per other products sold ($/gallon) (2)	$2.174	$2.652	$(0.478)
Other products product margin (loss) ($/gallon) (2)	$0.008	$(0.010)	$0.018
Other products inventory (gallons) (1)	9,078	19,526	(10,448)

(1)    Information is presented as of December 31, 2024 and December 31, 2023, respectively.
(2)    Cost and product margin (loss) per gallon excludes the impact of derivatives.

Refined Products Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, during the nine months ended December 31, 2024 were primarily due to lower commodity prices during the nine months ended December 31, 2024 and a decrease in volumes due to lower demand.

Refined Products product margins, excluding the impact of derivatives, decreased during the nine months ended December 31, 2024. This decrease was due primarily to higher margins during the nine months ended December 31, 2023 due to higher demand in several markets experiencing tighter supply.

Refined Products Derivative (Gain) Loss. Our cost of refined products sales included unrealized gains of less than $0.1 million and realized gains of $0.1 million during the nine months ended December 31, 2024. During the nine months ended December 31, 2023, our cost of refined products sales included realized losses of less than $0.1 million.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were due primarily to decreased volumes during the nine months ended December 31, 2024. Propane volumes decreased during the nine months ended December 31, 2024 due to lower contracted volumes and reduced retail customer demand.

Propane product margins, excluding the impact of derivatives, decreased as we sold higher priced inventory into a market of declining prices during the nine months ended December 31, 2024 compared to selling lower priced inventory into a market with rising prices during the nine months ended December 31, 2023. Also contributing to the decrease is the continued consolidation in the retail propane industry. We incurred higher than anticipated costs to clean and repair railcars coming off lease during the nine months ended December 31, 2024.

Propane Derivative Gain. Our cost of propane sales included $4.4 million of net unrealized losses on derivatives and $6.8 million of net realized gains on derivatives during the nine months ended December 31, 2024. During the nine months ended December 31, 2023, our cost of propane sales included $6.2 million of net unrealized gains on derivatives and $5.8 million of net realized losses on derivatives.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in sales and cost of sales, excluding the impact of derivatives, during the nine months ended December 31, 2024, as compared to the nine months ended December 31, 2023, were due to higher butane prices during the nine months ended December 31, 2024, as compared to the nine months ended December 31, 2023.

Butane product margins, excluding the impact of derivatives, increased during the nine months ended December 31, 2024, as compared to the nine months ended December 31, 2023 due to selling lower priced butane into a market in which prices were increasing.

Butane Derivative Loss. Our cost of butane sales during the nine months ended December 31, 2024 included $4.2 million of net unrealized losses on derivatives and $11.1 million of net realized losses on derivatives. Our cost of butane sales included $4.2 million of net unrealized losses on derivatives and $2.2 million of net realized gains on derivatives during the nine months ended December 31, 2023.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were primarily due to a decrease in commodity prices, primarily biodiesel prices and prices for RINs during the nine months ended December 31, 2024. This was partially offset by an increase in natural gasoline and isobutane sales due to stronger spot markets and consistent supply of asphalt during the nine months ended December 31, 2024.

Other products sales product margins, excluding the impact of derivatives, during the nine months ended December 31, 2024 increased due to the increase in volumes and improved differentials for natural gasoline and isobutane as a result of the strong spot market and an increase in asphalt sales due to the consistent supply during the nine months ended December 31, 2024. Also, market prices for biodiesel decreased during the three months ended December 31, 2023, due to the EPA’s final RFS mandate which lowered the required amount of biodiesel to be blended, thus increasing the amount of supply in the market and impacting margins.

Other Products Derivatives Loss (Gain). Our derivatives of other products during the nine months ended December 31, 2024 included $17.1 million of net unrealized losses on derivatives and $7.8 million of net realized gains on derivatives. Our derivatives of other products during the nine months ended December 31, 2023 included $0.1 million of net unrealized losses on derivatives and $13.7 million of net realized gains on derivatives.

Service Sales and Cost of Sales. The sales includes storage, terminaling and transportation services income. Revenues and cost of sales during the nine months ended December 31, 2024 were consistent with the nine months ended December 31, 2023.

Operating and General and Administrative Expenses. The decrease during the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023 was primarily due to a decrease in incentive compensation due to lower than expected earnings, a decrease in travel and entertainment expenses due to our efforts in the prior year to visit all customers and lower office lease expense due to the sale of certain terminals in the prior year. These decreases were partially offset by an increase to the provision for expected credit losses.

Depreciation and Amortization Expense. The decrease during the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023 was due to a customer relationship intangible asset being fully amortized as of June 30, 2023.

Gain on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2024, we recorded a net gain of $0.6 million due to the sale of land. During the nine months ended December 31, 2023, we recorded a net gain of $9.4 million due to the sale of three terminals.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Nine Months Ended December 31,
	2024	2023	Change
	(in thousands)
Other Revenues
Service revenues	$252	$—	$252
Cost of sales
Derivative gain	—	(939)	939
Expenses:
General and administrative expenses	30,361	43,102	(12,741)
Depreciation and amortization expense	2,183	4,084	(1,901)
Loss (gain) on disposal or impairment of assets, net	43	(715)	758
Total expenses	32,587	46,471	(13,884)
Operating loss	$(32,335)	$(45,532)	$13,197

Service Revenues. These revenues relate to billings to the noncontrolling interest holders for usage of the airplanes acquired in June and October 2024.

Cost of Sales - Derivative Gain. Our cost of sales during the nine months ended December 31, 2023 included $0.2 million of net realized losses on derivatives and $1.2 million of net unrealized gains on derivatives. We entered into economic hedges to protect our liquidity positions and leverage from a significant increase in commodity prices that drive our working capital demands. There were no open hedge positions that would impact cost of sales as of December 31, 2024.

General and Administrative Expenses. The expenses during the nine months ended December 31, 2024 were lower than the nine months ended December 31, 2023 due to lower legal expenses as several large cases ended and lower business insurance expense as we paid an insurance company in the prior year for the release of any supplementary calls related to our former crude marine business. Compensation expense was lower due to the elimination of share-based compensation expense due to all outstanding long-term incentive plan awards being fully vested in November 2023. In addition, lease expense decreased due to subleasing part of our office space in Denver, Colorado and reducing our office space in Tulsa, Oklahoma.

Depreciation and Amortization Expense. The decrease during the nine months ended December 31, 2024 was due to software that became fully depreciated during the year ended March 31, 2024.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2024, we recorded a net loss of less than $0.1 million due to the write-off of information technology equipment. During the nine months ended December 31, 2023, we sold an airplane for a gain of $0.7 million.

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities was $3.2 million during the nine months ended December 31, 2024, compared to $1.8 million during the nine months ended December 31, 2023. The increase of $1.4 million during the nine months ended December 31, 2024 was due primarily to higher earnings from certain membership interests related to specific land and water services operations.

Interest Expense

The following table summarizes the components of our consolidated interest expense for the periods indicated:

	Nine Months Ended December 31,
	2024	2023	Change
	(in thousands)
Senior secured notes	$136,500	$115,313	$21,187
Term Loan B	49,083	—	49,083
ABL Facility	16,352	13,932	2,420
Senior unsecured notes	—	31,557	(31,557)
Other indebtedness	1,484	2,157	(673)
Total debt interest expense	203,419	162,959	40,460
Amortization of debt issuance costs	8,831	12,411	(3,580)
Unrealized loss on interest rate swaps	342	—	342
Realized gain on interest rate swaps	(2,391)	—	(2,391)
Total interest expense	$210,201	$175,370	$34,831

The debt interest expense increased $40.5 million during the nine months ended December 31, 2024 primarily due to higher interest rates on the Term Loan B, the 2029 Senior Secured Notes and the 2032 Senior Secured Notes compared to our outstanding debt instruments in the prior year period.

Gain on Early Extinguishment of Liabilities, Net

Gain on early extinguishment of liabilities, net of $6.9 million during the nine months ended December 31, 2023 consisted of a net gain (inclusive of debt issuance costs written off) primarily related to the early extinguishment of a portion of the outstanding senior unsecured notes. We did not repurchase any debt during the nine months ended December 31, 2024.

Other Income, Net

Other income, net of $2.5 million during the nine months ended December 31, 2024 consisted of a gain on the expiration of an option, an unrealized gain on an investment and interest income on loan receivables. Other income, net of $1.1 million during the nine months ended December 31, 2023 consisted primarily of interest income on loan receivables (see Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

Income Tax Benefit (Expense)

Income tax benefit was $4.8 million during the nine months ended December 31, 2024, compared to income tax expense of $0.6 million during the nine months ended December 31, 2023. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests - Redeemable and Nonredeemable

Noncontrolling interest income was $2.8 million during the nine months ended December 31, 2024, compared to $0.6 million during the nine months ended December 31, 2023. The increase of $2.2 million during the nine months ended December 31, 2024 was due primarily to higher income from certain water solutions operations.

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

As previously reported, for purposes of our Adjusted EBITDA calculation, we did not draw a distinction between realized and unrealized gains and losses on derivatives of certain businesses within our Liquids Logistics segment. The primary hedging strategy of these businesses is to hedge against the risk of declines in the value of inventory over the course of the contract cycle, and many of the hedges cover extended periods of time. The “inventory valuation adjustment” row in the reconciliation table reflects the difference between the market value of the inventory of these businesses at the balance sheet date and its cost. We include this in Adjusted EBITDA because the unrealized gains and losses for derivative contracts associated with the inventory of this segment, which are intended primarily to hedge inventory holding risk and are included in net income, also affect Adjusted EBITDA. Beginning April 1, 2024, and going forward, we will now be drawing a distinction between realized and unrealized gains and losses on derivatives and will no longer include the activity on the “inventory valuation adjustment” row in the reconciliation table for these certain businesses within our Liquids Logistics segment. This change aligns with how management now views and evaluates the transactions within these businesses and is also consistent with the calculation of Adjusted EBITDA used in our other businesses. If this change was made as of April 1, 2023, Adjusted EBITDA for the three months and nine months ended December 31, 2023 would have been $149.9 million and $461.8 million, respectively.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
	(in thousands)
Net income	$14,575	$45,767	$28,441	$93,615
Less: Net income attributable to nonredeemable noncontrolling interests	(1,053)	(85)	(2,777)	(604)
Less: Net income attributable to redeemable noncontrolling interests	(15)	—	(20)	—
Net income attributable to NGL Energy Partners LP	13,507	45,682	25,644	93,011
Interest expense	63,032	57,274	210,161	175,452
Income tax (benefit) expense	(273)	154	(4,791)	636
Depreciation and amortization	65,786	65,582	189,181	200,005
EBITDA	142,052	168,692	420,195	469,104
Net unrealized (gains) losses on derivatives	(1,099)	47,558	22,489	56,617
Lower of cost or net realizable value adjustments	(2,978)	(575)	(4,209)	3,269
Loss (gain) on disposal or impairment of assets, net (1)	10,212	(1,107)	1,061	13,904
CMA Differential Roll net losses (gains) (2)	—	(64,381)	—	(71,285)
Inventory valuation adjustment (3)	—	709	—	(5,391)
Gain on early extinguishment of liabilities, net	—	—	—	(6,871)
Equity-based compensation expense	—	214	—	1,098
Revaluation of liabilities (4)	(2,960)	—	(2,960)	—
Other (5)	2,425	560	2,688	2,094
Adjusted EBITDA	$147,652	$151,670	$439,264	$462,539

(1)    Excludes amounts related to unconsolidated entities and noncontrolling interests.
(2)    Adjustment to align, within Adjusted EBITDA, the net gains and losses of the Partnership’s CMA Differential Roll derivative instruments positions with the physical margin being hedged. See “Non-GAAP Financial Measures” section above for a further discussion.
(3)    Amounts represent the difference between the market value of the inventory at the balance sheet date and its cost. See “Non-GAAP Financial Measures” section above for a further discussion.
(4)    Amounts represent the write-off of a portion of our contingent consideration liability related to royalty agreements acquired as part of certain business combinations in our Water Solutions segment as we no longer expect to make royalty payments for a certain saltwater disposal well that was plugged and abandoned.
(5)    Amounts represent accretion expense for asset retirement obligations, expenses incurred related to legal and advisory costs associated with acquisitions and dispositions and unrealized gains/losses on investments and marketable securities.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts in our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
	(in thousands)
Depreciation and amortization per EBITDA table	$65,786	$65,582	$189,181	$200,005
Intangible asset amortization recorded to cost of sales	(175)	(65)	(342)	(195)
Depreciation and amortization attributable to unconsolidated entities	(107)	(195)	(286)	(547)
Depreciation and amortization attributable to noncontrolling interests	790	275	1,891	839
Depreciation and amortization per unaudited condensed consolidated statements of operations	$66,294	$65,597	$190,444	$200,102

	Nine Months Ended December 31,
	2024	2023
	(in thousands)
Depreciation and amortization per EBITDA table	$189,181	$200,005
Amortization of debt issuance costs recorded to interest expense	8,831	12,411
Amortization of royalty expense recorded to operating expense	185	185
Depreciation and amortization attributable to unconsolidated entities	(286)	(547)
Depreciation and amortization attributable to noncontrolling interests	1,891	839
Depreciation and amortization per unaudited condensed consolidated statements of cash flows	$199,802	$212,893

The following table reconciles interest expense per the EBITDA table above to interest expense in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
	(in thousands)
Interest expense per EBITDA table	$63,032	$57,274	$210,161	$175,452
Interest expense attributable to noncontrolling interests	26	—	40	—
Interest expense attributable to unconsolidated entities	—	(53)	—	(82)
Interest expense per unaudited condensed consolidated statements of operations	$63,058	$57,221	$210,201	$175,370

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated:

	Three Months Ended December 31, 2024
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$65,379	$10,024	$11,676	$(11,582)	$75,497
Depreciation and amortization	56,831	6,360	2,277	826	66,294
Amortization recorded to cost of sales	—	—	175	—	175
Net unrealized losses (gains) on derivatives	1,864	1,454	(4,417)	—	(1,099)
Lower of cost or net realizable value adjustments	—	(540)	(2,438)	—	(2,978)
Loss (gain) on disposal or impairment of assets, net	10,525	—	(627)	43	9,941
Other (expense) income, net	(1,095)	1	1,501	80	487
Adjusted EBITDA attributable to unconsolidated entities	1,505	—	(21)	—	1,484
Adjusted EBITDA attributable to noncontrolling interests	(1,564)	—	—	(66)	(1,630)
Revaluation of liabilities	(2,960)	—	—	—	(2,960)
Other	2,176	55	62	148	2,441
Adjusted EBITDA	$132,661	$17,354	$8,188	$(10,551)	$147,652

	Three Months Ended December 31, 2023
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$74,270	$17,010	$22,449	$(11,940)	$101,789
Depreciation and amortization	52,643	9,545	2,438	971	65,597
Amortization recorded to cost of sales	—	—	65	—	65
Net unrealized (gains) losses on derivatives	(6,440)	51,984	3,581	(1,567)	47,558
CMA Differential Roll net losses (gains)	—	(64,381)	—	—	(64,381)
Inventory valuation adjustment	—	—	709	—	709
Lower of cost or net realizable value adjustments	—	785	(1,360)	—	(575)
(Gain) loss on disposal or impairment of assets, net	(478)	2,042	(1,639)	(715)	(790)
Equity-based compensation expense	—	—	—	214	214
Other income (expense), net	488	1	(8)	34	515
Adjusted EBITDA attributable to unconsolidated entities	715	—	7	42	764
Adjusted EBITDA attributable to noncontrolling interests	(362)	—	—	—	(362)
Other	449	58	60	—	567
Adjusted EBITDA	$121,285	$17,044	$26,302	$(12,961)	$151,670

	Nine Months Ended December 31, 2024
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$222,566	$38,953	$(1,007)	$(32,335)	$228,177
Depreciation and amortization	162,066	19,086	7,109	2,183	190,444
Amortization recorded to cost of sales	—	—	342	—	342
Net unrealized losses (gains) on derivatives	1,391	(4,538)	25,636	—	22,489
Lower of cost or net realizable value adjustments	—	—	(4,209)	—	(4,209)
Loss (gain) on disposal or impairment of assets, net	1,780	(412)	(627)	43	784
Other income, net	816	2	1,511	147	2,476
Adjusted EBITDA attributable to unconsolidated entities	3,541	—	(56)	—	3,485
Adjusted EBITDA attributable to noncontrolling interests	(4,400)	—	—	(100)	(4,500)
Revaluation of liabilities	(2,960)	—	—	—	(2,960)
Other	2,326	161	182	67	2,736
Adjusted EBITDA	$387,126	$53,252	$28,881	$(29,995)	$439,264

	Nine Months Ended December 31, 2023
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$202,719	$48,795	$53,857	$(45,532)	$259,839
Depreciation and amortization	159,119	28,864	8,035	4,084	200,102
Amortization recorded to cost of sales	—	—	195	—	195
Net unrealized (gains) losses on derivatives	(1,969)	61,673	(1,908)	(1,179)	56,617
CMA Differential Roll net losses (gains)	—	(71,285)	—	—	(71,285)
Inventory valuation adjustment	—	—	(5,391)	—	(5,391)
Lower of cost or net realizable value adjustments	—	785	2,484	—	3,269
Loss (gain) on disposal or impairment of assets, net	21,840	2,471	(9,375)	(715)	14,221
Equity-based compensation expense	—	—	—	1,098	1,098
Other income, net	916	106	7	102	1,131
Adjusted EBITDA attributable to unconsolidated entities	1,974	—	(19)	137	2,092
Adjusted EBITDA attributable to noncontrolling interests	(1,450)	—	—	—	(1,450)
Other	1,719	139	252	(9)	2,101
Adjusted EBITDA	$384,868	$71,548	$48,137	$(42,014)	$462,539

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

We believe that our anticipated cash flows from operations and the borrowing capacity under the ABL Facility will be sufficient to meet our liquidity needs. Our borrowing needs vary during the year due in part to the seasonal nature of certain businesses within our Liquids Logistics segment. Our greatest working capital borrowing needs generally occur during the period of June through December, when we are building our natural gas liquids inventories in anticipation of the butane blending and propane heating seasons. Our working capital borrowing needs generally decline during the period of January through March, when the cash inflows from our Liquids Logistics segment are the greatest. In addition, our working capital borrowing needs vary with changes in commodity prices. A significant increase in commodity prices could drive up our working capital demands and limit our ability to continue to delever our balance sheet and restrict our financial flexibility. To protect our liquidity and leverage, we have in the past and may in the future enter into economic hedges that mitigate this exposure when we are building inventory. There were no open hedge positions as of December 31, 2024.

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

Commitments under the ABL Facility are $600.0 million, subject to a borrowing base, and includes a sub-limit for letters of credit of $200.0 million. At December 31, 2024, $226.0 million was outstanding under the ABL Facility and we had letters of credit outstanding of $87.6 million. The ABL Facility is scheduled to mature at the earliest of (a) February 2, 2029 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, subject to certain exceptions.

For additional information related to the ABL Facility, see Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

As of December 31, 2024, our current assets exceeded our current liabilities by approximately $169.4 million.

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

	Capital Expenditures				Other
	Expansion	Maintenance	Other (1)	Acquisitions (2)	Investments (3)
	(in thousands)
Three Months Ended December 31,
2024	$16,329	$18,571	$(7)	$—	$—
2023	$33,060	$8,780	$—	$—	$—

Nine Months Ended December 31,
2024	$148,649	$57,947	$43	$—	$106
2023	$90,101	$41,665	$—	$—	$258

(1)    Amounts for the three months and nine months ended December 31, 2024 are related to a transaction classified as an acquisition of assets in a prior period.
(2)    There were no acquisitions during the three months or nine months ended December 31, 2024 or 2023.
(3)    Amounts for the nine months ended December 31, 2024 and 2023 relate to contributions made to unconsolidated entities. There were no other investments during the three months ended December 31, 2024 or 2023.

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

On September 19, 2024, the board of directors of our GP declared a cash distribution for the quarter ended September 30, 2024 to the holders of the Class B Preferred Units, the Class C Preferred Units and the Class D Preferred Units. The total distribution of $30.8 million was made on October 15, 2024 to the holders of record at the close of trading on October 1, 2024.

On December 12, 2024, the board of directors of our GP declared a cash distribution for the quarter ended December 31, 2024 to the holders of the Class B Preferred Units, the Class C Preferred Units and the Class D Preferred Units. The total distribution of $28.9 million was made on January 15, 2025 to the holders of record at the close of trading on January 1, 2025.

The board of directors of our GP expects to evaluate the reinstatement of the common unit distributions in due course, taking into account a number of important factors, including our leverage, liquidity, the sustainability of cash flows, upcoming debt maturities, capital expenditures and the overall performance of our businesses.

For additional information related to the payment of distributions, see Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

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

Sources (Uses) of Cash

The following table summarizes the sources (uses) of cash and cash equivalents for the periods indicated (see the footnotes to our unaudited condensed consolidated financial statements included in this Quarterly Report for the footnotes referenced in the table):

	Cash Flow	Nine Months Ended December 31,
	Category	2024	2023
		(in thousands)
Sources of cash and cash equivalents:
Net cash provided by operating activities	Operating	$142,451	$223,941
Net proceeds from borrowings under ABL Facility (see Note 7)	Financing	226,000	—
Proceeds from divestitures of businesses and investments, net (see Note 16)	Investing	68,500	16,000
Proceeds from sales of assets (see Note 16)	Investing	20,048	46,536
Proceeds from borrowings on other long-term debt (see Note 7)	Financing	12,720	—
Net settlements of derivatives (see Note 10)	Investing	1,575	6,916

Uses of cash and cash equivalents:
Distributions to preferred unitholders (see Note 9)	Financing	(276,356)	—
Capital expenditures (see Note 11)	Investing	(207,965)	(119,896)
Warrant repurchases (see Note 9)	Financing	(6,929)	—
Payments on Term Loan B (see Note 7)	Financing	(5,250)	—
Repayment and repurchase of senior unsecured notes	Financing	—	(91,982)
Net payments on borrowings under ABL Facility (see Note 7)	Financing	—	(83,000)

Other sources / (uses) – net	Investing and Financing	(8,020)	(3,208)
Net decrease in cash and cash equivalents		$(33,226)	$(4,693)

Operating Activities. The decrease in net cash provided by operating activities during the nine months ended December 31, 2024 was due primarily to lower earnings from operations as well as fluctuations in working capital, particularly accounts receivable and accounts payable, due to lower crude oil volumes and lower crude oil prices and the timing of invoices and payments on construction projects, partially offset by increased purchases and sales of natural gas liquids due to seasonal demand and fluctuations in inventory due to increased purchases and sales of natural gas liquids.

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

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the prime rate or a secured overnight financing rate (“SOFR”). At December 31, 2024, $226.0 million was outstanding under the ABL Facility at a weighted average interest rate of 7.74%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $0.3 million, based on borrowings outstanding at December 31, 2024.

The Term Loan B is variable-rate debt with interest rates that are generally indexed to SOFR. At December 31, 2024, $694.8 million was outstanding under the Term Loan B with an interest rate of SOFR of 4.36% plus a margin of 3.75%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $0.9 million, based on borrowings outstanding at December 31, 2024.

In March and April 2024, we entered into interest rate swaps totaling $400.0 million to reduce the variability of cash outflows associated with our floating-rate, SOFR-based borrowings, including borrowings on the Term Loan B. In September 2024, for the $200.0 million interest rate swap entered into in April 2024, we entered into a transaction to extend the original maturity date and to blend the existing swap rate (see Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). An increase of 10% in the value of the underlying interest rate swaps would result in a net change in the fair value of our interest rate swaps of less than $0.1 million at December 31, 2024.

The current distribution rate for the Class B Preferred Units is a floating rate of the three-month CME Term SOFR plus a tenor spread adjustment plus a spread of 7.213% (see Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). A change in interest rates of 0.125% would result in an increase or decrease of our Class B Preferred Unit distribution of $0.1 million, based on the Class B Preferred Units outstanding at December 31, 2024.

The current distribution rate for the Class C Preferred Units is a floating rate of the three-month CME Term SOFR plus a spread of 7.384% (see Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly

Report for a further discussion). A change in interest rates of 0.125% would result in an increase or decrease of our Class C Preferred Unit distribution of less than $0.1 million, based on the Class C Preferred Units outstanding at December 31, 2024.

The current distribution rate for the Class D Preferred Units is a floating rate of the three-month CME Term SOFR plus a spread of 7.00% (see Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). A change in interest rates of 0.125% would result in an increase or decrease of our Class D Preferred Unit distribution of $0.2 million, based on the Class D Preferred Units outstanding at December 31, 2024.

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

The following table summarizes the hypothetical impact on the December 31, 2024 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase (Decrease) To Fair Value
Crude oil (Water Solutions segment)	$(102)
Crude oil (Crude Oil Logistics segment)	$(1,740)
Propane (Liquids Logistics segment)	$50
Butane (Liquids Logistics segment)	$(2,836)
Refined Products (Liquids Logistics segment)	$(272)
Other Products (Liquids Logistics segment)	$(340)

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

At December 31, 2024, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

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

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our GP, of the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2024. Based on this evaluation, the principal executive officer and principal financial officer of our GP have concluded that as of December 31, 2024, such disclosure controls and procedures were effective.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

During the three months ended December 31, 2024, no director or officer of the Partnership adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

*    Exhibits filed with this report.
**    The following documents are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at December 31, 2024 and March 31, 2024, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2024 and 2023, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended December 31, 2024 and 2023, (iv) Unaudited Condensed Consolidated Statements of Changes in Equity for the three months and nine months ended December 31, 2024 and 2023, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2024 and 2023, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NGL Energy Partners LP

	By:	NGL Energy Holdings LLC, its general partner

Date: February 10, 2025		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: February 10, 2025		By:	/s/ Bradley P. Cooper
Bradley P. Cooper
Chief Financial Officer