Form 10-K
period 2025-03-31
NGL Energy Partners LP
filed 2025-05-29
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒
The aggregate market value at September 30, 2024 of the Common Units held by non-affiliates of the registrant, based on the reported closing price of the Common Units on the New York Stock Exchange on such date ($4.50 per Common Unit) was $465.3 million. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such a determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.
At May 27, 2025, there were 132,012,766 common units issued and outstanding.

i

Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains various forward-looking statements and information that are based on NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) beliefs and those of our general partner (“GP”), as well as assumptions made by and information currently available to us. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Certain words in this Annual Report such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “project,” “will,” and similar expressions and statements regarding our plans and objectives for future operations, identify forward-looking statements. Although we and our GP believe such forward-looking statements are reasonable, neither we nor our GP can assure they will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected. Among the key risk factors that may affect our consolidated financial position and results of operations are:

•the prices of crude oil, natural gas liquids, gasoline, diesel, and energy prices generally;
•the general level of demand, and the availability of supply, for crude oil, natural gas liquids, gasoline, and diesel;
•the level of crude oil and natural gas drilling and production in areas where we have operations and facilities;
•the ability to obtain adequate supplies of products if an interruption in supply or transportation occurs and the availability of capacity to transport products to market areas;
•the effect of weather conditions on supply and demand for crude oil, natural gas liquids, gasoline, and diesel;
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
•the maturity of the crude oil and natural gas liquids industries and competition from other markets;
•loss of key personnel;
•the impact of competition on our operations, including our ability to renew contracts with key customers;
•the ability to maintain or increase the margins we realize for our services;
•the ability to renew leases for our leased equipment and storage facilities;
•inflation, interest rates, tariffs and general economic conditions (including recessions and other future disruptions and volatility in the global credit markets, as well as the impact of these events on customers and suppliers);
•the nonpayment, nonperformance or bankruptcy by our counterparties;
•the availability and cost of capital and our ability to access certain capital sources;
•a deterioration of the credit and capital markets;

•the ability to successfully identify and complete accretive organic growth projects;
•the costs and effects of legal and administrative proceedings;
•changes in general economic conditions, including market and macroeconomic disruptions resulting from global pandemics and related governmental responses, and international military conflicts (such as the war in Ukraine and conflicts in the Middle East);
•political pressure and influence of environmental groups upon policies and decisions related to the production, gathering, refining, processing, fractionation, transportation and sale of crude oil, natural gas and natural gas liquids;
•information technology risks including the risk from cyberattacks, cybersecurity breaches, and other disruptions to our information systems; and
•other risks and uncertainties, including those discussed under Part I, Item 1A–“Risk Factors.”

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

We have presented operational data in Part I, Item 1–“Business” for the year ended March 31, 2025. Unless otherwise indicated, this data is as of March 31, 2025.

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
•Our Crude Oil Logistics segment purchases crude oil from producers and marketers and transports it to refineries or for resale at pipeline injection stations, storage terminals, barge loading facilities, rail facilities and other trade hubs, and provides storage, terminaling and transportation services through its owned assets. Our activities in this segment are supported by certain long-term, fixed rate contracts with acreage dedications and which include minimum volume commitments on our storage tanks and owned and leased pipelines.
•Our Liquids Logistics segment conducts supply operations for natural gas liquids to commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our five owned terminals, third-party storage and terminal facilities, nine common carrier pipelines and a fleet of leased railcars (updated for the transactions discussed below). We also provide services for marine exports of butane through our facility located in Chesapeake, Virginia and we also own a propane pipeline in Michigan. We attempt to reduce our exposure to price fluctuations by using back-to-back physical contracts and pre-sale agreements that allow us to lock in a margin on a percentage of our winter volumes. We also enter into financially settled derivative contracts as economic hedges of our physical inventory, physical sales and physical purchase contracts.

Sale of Refined Products Business and Exiting Biodiesel Business

As of March 31, 2025, we completed winding down our biodiesel business (see Note 1 to our consolidated financial statements included in this Annual Report for a further discussion).

On March 17, 2025, we signed a purchase and sale agreement to sell our refined products business, including certain working capital items, to a third-party (see Note 1 to our consolidated financial statements included in this Annual Report for a further discussion). This sale closed on April 30, 2025.

The sale of our refined products business and winding down of our biodiesel business represent a strategic shift in our operations and will have a significant effect on our operations and financial results going forward. Accordingly, the results of operations and cash flows for our refined products and biodiesel businesses within our Liquids Logistics segment have been classified as discontinued operations for all periods presented and prior periods have been retrospectively adjusted in the consolidated statements of operations and consolidated statements of cash flows. In addition, the assets and liabilities related to our refined products and biodiesel businesses have been classified as either held for sale or discontinued operations within our

March 31, 2025 and 2024 consolidated balance sheets (see Note 18 to our consolidated financial statements included in this Annual Report for a further discussion).

Sale of Certain Natural Gas Liquids Terminals and Most of Our Wholesale Propane Business

On February 5, 2025, we signed a purchase and sale agreement to sell 17 of our natural gas liquids terminals, most of our wholesale propane business, our interest in an unconsolidated entity and working capital to a third-party (see Note 1 to our consolidated financial statements included in this Annual Report for a further discussion). This sale closed on April 30, 2025. The assets and liabilities of this portion of our Liquids Logistics segment have been classified as held for sale within our March 31, 2025 consolidated balance sheet (see Note 18 to our consolidated financial statements included in this Annual Report for a further discussion).

As this sale transaction did not represent a strategic shift that will have a major effect on our operations or financial results, operations related to this portion of our Liquids Logistics segment have not been classified as discontinued operations.

Business Repositioning

Over the past several years, we have undertaken a number of important strategic actions in an effort to capitalize on the Partnership’s core areas of competitive strength and focus on generating stable, growing and predictable cash flows, while improving our credit profile. We believe our actions have simplified our business mix and have allowed us to focus on what we believe are the core areas of our business and improved our overall financial position.

For more information regarding our results of operations and reportable segments, see Part II, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 to our consolidated financial statements included in this Annual Report. For more information regarding our dispositions and acquisitions transactions and the impact to our operations, see Note 1 and Note 17 to our consolidated financial statements included in this current Annual Report and our Annual Reports on Form 10-K for the years ended March 31, 2024 and 2023.

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

In addition, in connection with the closing of the refinancing, our asset-based revolving credit facility (“ABL Facility”) was amended to extend the maturity and to make certain other changes to the terms thereof.

For additional information related to the 2029 Senior Secured Notes, 2032 Senior Secured Notes, Term Loan B and ABL Facility, see Note 7 to our consolidated financial statements included in this Annual Report.

Primary Service Areas

The following map shows the primary service areas of our businesses at May 29, 2025:

Corporate Offices
Key Operating Basins
Water Solutions Facilities
Crude Oil Terminals
Grand Mesa Crude Oil Pipeline
Ambassador Liquids Pipeline
Liquids Terminals

Organizational Chart

The following chart provides a summarized overview of our legal entity structure at May 29, 2025:

(1)    Includes (i) NGL Water Solutions, LLC, which includes the operations of our Water Solutions segment, (ii) NGL Crude Assets and Marketing, LLC, which includes the operations of our Crude Oil Logistics segment and (iii) NGL Liquids, LLC, which includes the remaining operations of our Liquids Logistics segment.

Our Business Strategies

Our principal business objectives are to maximize the profitability and stability of our businesses, grow our businesses in an accretive and prudent manner, and maintain a strong balance sheet. We intend to accomplish these business objectives by executing the following strategies:

•Prudently managing our balance sheet to provide us with maximum financial flexibility for funding our operations, capital projects and strategic acquisitions. Our primary focus is to reduce our 9.00% Class D Preferred Units (“Class D Preferred Units”) and debt, lower our leverage and maintain sufficient liquidity to finance growth projects and eventually reinstate the payment of common unit distributions. We are also focused on maintaining credit metrics to manage existing and future capital requirements as well as to take advantage of market opportunities. We expect to continue to evaluate the capital markets and may opportunistically pursue financing transactions to optimize our capital structure.
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
•Focusing on consistent annual cash flows from operations under multi-year contracts that minimize commodity price risk and generate fee-based revenues. We intend to focus on generating revenues under long-term fixed fee contracts in addition to back-to-back contracts which minimize commodity price exposure. We seek to continue to increase cash flows that are supported by certain fixed fee, multi-year contracts, some of which include acreage dedications or minimum volume commitments from producers.
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

•Our network of crude oil transportation and storage assets located in the DJ Basin and Cushing, Oklahoma. Our strategically deployed terminals, as well as our owned and contracted pipeline capacity, provide access to producers in the DJ Basin. These operations are supported by certain long-term, fixed rate contracts and acreage dedications with producers, refiners and marketers and include minimum volume commitments on our owned and leased pipelines and storage tanks.
•Our network of natural gas liquids transportation, terminal, and storage assets, which allows us to provide multiple services across the United States and Canada. Our strategically located natural gas liquid supply terminals, propane pipeline in Michigan, large leased railcar fleet, shipper status on common carrier pipelines, and leased storage enable us to be a preferred purchaser and seller of butane and other natural gas liquids. We have a diverse base of long-standing customers and believe that our performance metrics allow us to reliably supply, store and transport products throughout the United States and Canada.
•Our contracted operations allow us to generate more predictable and stable cash flows on a year-to-year basis. Our ability to provide multiple services to customers enhances our competitive position. Our three business segments are diversified by geography, customer base and commodity sensitivities, which we believe provides us with more stable cash flows through the typical commodity cycles.
•Our seasoned management team with extensive midstream industry experience and a track record of acquiring, integrating, operating and growing successful businesses. Our management team has significant experience managing companies in the energy industry, including master limited partnerships. In addition, through decades of experience, our management team has developed strong business relationships with key industry participants throughout the United States. We believe that our management’s knowledge of the industry, relationships within the industry, and experience provide us with the opportunities to optimize our existing assets. Our management team also has experience in identifying and evaluating other ventures that provide us with additional opportunities to complement, grow and expand our existing operations.

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

We operate in a number of the most prolific crude oil and natural gas producing areas in the United States including the Delaware Basin in New Mexico and Texas, the DJ Basin in Colorado and the Eagle Ford Basin in Texas. With a system that handled approximately 958.3 million barrels of produced water across its areas of operation during the year ended March 31, 2025, we believe that we are the largest independent produced water transportation and disposal company in the United States. Our core asset in the Water Solutions segment is our system located in the Northern Delaware Basin, where we own and operate the largest integrated network of large diameter produced water pipelines, recycling facilities and disposal wells. This system spans six counties in New Mexico and Texas that represent one of the most prolific crude oil producing regions in the United States with some of the most economic hydrocarbon resources and lowest break-even economics for producers. Our system has over 800 miles of newly-built, in-service large diameter produced water pipelines connected to 58 active saltwater disposal facilities and 132 active disposal wells. We currently have approximately 765,000 acres dedicated to our Northern Delaware system under long-term agreements providing a multi-decade drilling inventory and significant growth opportunity. In addition, we have several minimum volume commitments and other commercial agreements covering the Delaware, DJ and Eagle Ford Basins. Our focus in building our Water Solutions business has been to secure long-term, fixed fee contracts that contain minimum volume commitments, acreage dedications or similarly strong contractual relationships with large, well-capitalized producer customers.

During the quarter ended December 31, 2024, we completed the expansion of our Lea County Express Pipeline System (“LEX II Expansion”) from a capacity of 140,000 barrels of water per day to 340,000 barrels of water per day. The addition of a second large-diameter pipeline, disposal wells, and facilities has expanded the capabilities of our existing produced water super-system and created a significantly larger outlet for produced water disposal within the Delaware Basin. The 27-mile, 30-inch produced water pipeline will transport water to areas outside the core of the basin thereby further diversifying the geographic location of our disposal operations. The LEX II Expansion is fully underwritten by a minimum volume commitment contract that includes an acreage dedication extension with an investment grade oil and gas producer. The LEX II Expansion includes an incremental increase in committed acreage and volumes under dedication from the producer. Additionally, the LEX II Expansion is expandable up to 500,000 barrels of water per day.

As part of our operations, we also recycle water, which includes the sale of produced water and recycled water for use in our customers’ completion activities. During the year ended March 31, 2025, we sold approximately 42.4 million barrels of recycled water.

Operations. Our customers bring produced and flowback water generated by crude oil and natural gas exploration and production operations to our facilities for treatment through pipeline gathering systems and by truck. During the year ended March 31, 2025, in the Delaware Basin, we received approximately 98% of produced and flowback water via pipelines. Once we take delivery of the water, the level of processing is determined by the ultimate disposition of the water.

Our facilities dispose of produced water primarily into deep underground formations via injection wells. At our disposal facilities, we use proprietary well maintenance programs to enhance injection rates and extend the useful lives of the wells.

We own 90 water treatment and disposal facilities, including 194 injection wells. The location and permitted processing capacities of these facilities are summarized below.

	Number of	Number of	Permitted Processing Capacity (barrels per day)
Location	Facilities (1)	Wells	Own (2)	Lease (3)	Total
Delaware Basin (4) - Texas and New Mexico	58	132	1,369,000	3,767,300	5,136,300
Eagle Ford Basin (4)(5) - Texas	18	31	424,000	362,000	786,000
DJ Basin - Colorado	13	30	373,000	142,500	515,500
Other Basins - Texas	1	1	20,000	—	20,000
Total - All Facilities	90	194	2,186,000	4,271,800	6,457,800

(1)    We own the land on which 39 of the 90 water treatment and disposal facilities are located and we either have easements or lease the land on which the remaining water treatment and disposal facilities are located.
(2)    These facilities are located on lands we own.
(3)    These facilities are located on lands we lease.
(4)    Certain facilities can dispose of both produced water and solids such as tank bottoms, drilling fluids and drilling muds.
(5)    Includes one facility with a permitted processing capacity of 40,000 barrels per day in which we own a 75% interest and two facilities, one with a permitted processing capacity of 60,000 barrels per day and the other with a permitted processing capacity of 65,000 barrels per day, in which we own a 50% interest.

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

On April 5, 2024, we sold approximately 122,250 acres of real estate on two ranches located in Eddy and Lea Counties, New Mexico. In addition, the assets and liabilities related to these ranches were classified as held for sale within our March 31, 2024 consolidated balance sheet (see Note 17 to our consolidated financial statements included in this Annual Report).

Customers. The primary customers of our operations consist mainly of large publicly traded, oil and gas companies with diversified acreage positions across multiple leading oil and gas plays. During the year ended March 31, 2025, 73% of the revenues of our Water Solutions segment were generated from our ten largest customers of the segment. Additionally, certain key customers of the Water Solutions segment contribute significantly to the cash flows and profitability of the Partnership. Any loss of those customers or their contracts could have an adverse impact on our financial results.

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

Crude Oil Logistics

Overview. Our Crude Oil Logistics segment purchases crude oil from producers and marketers and transports it to refineries or for resale at pipeline injection stations, storage terminals, barge loading facilities, rail facilities and other trade hubs, and provides storage, terminaling and transportation services through its owned assets. Our activities in this segment are supported by certain long-term, fixed rate contracts with acreage dedications and which include minimum volume commitments on our storage tanks and owned and leased pipelines. Our operations are concentrated in and around four prolific crude oil producing regions in the United States, including the DJ Basin in Colorado, the Delaware Basin in Texas and New Mexico, the Eagle Ford Basin in Texas and the United States Gulf Coast.

Our foundational asset in this segment is the Grand Mesa Pipeline, a 550-mile pipeline that transports crude oil from its origin in Weld County, Colorado to our terminal in Cushing, Oklahoma. The main line portion of this pipeline is comprised of a 34.09% undivided interest with Saddlehorn Pipeline Company, LLC (“Saddlehorn”) in which we have ownership of 150,000 barrels per day of capacity. During the year ended March 31, 2025, approximately 61,000 barrels per day of crude oil were transported on the Grand Mesa Pipeline. Operating costs associated with the Grand Mesa Pipeline are allocated to us based on our proportionate ownership interest and throughput. We also own and operate origin terminals at Lucerne and Riverside, Colorado, where we aggregate crude oil volumes of different types and grades and store them until they are ready for transfer to the Grand Mesa Pipeline. The Lucerne terminal has approximately 950,000 barrels of storage and a 12 bay truck loading facility. The Riverside terminal has approximately 20,000 barrels of storage and a four bay truck loading facility.

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

We own and operate a large scale crude oil terminal located in Cushing, Oklahoma with 3,626,000 barrels of storage capacity, seven off-loading lease automatic custody transfer units (“LACTs”), a full control room, on-site quality management building, and three 24-inch bi-directional pipelines each capable of moving 360,000 barrels per day. The terminal features advantaged connectivity to other terminals and pipelines including important connections to the Grand Mesa Pipeline and to TC Energy’s terminal with access to the United States Gulf Coast via Marketlink. Our terminal is situated on 200 acres and is designed to be expanded based on customer demand. Cushing is one of the most liquid crude oil trading hubs in the world and is the delivery point for Light Sweet Crude Oil futures contracts.

We own and operate a crude oil marine terminal in Point Comfort, Texas with 370,000 barrels of storage capacity and six off-loading LACTs. Our tanks connect to three docks at the port (two for ocean-going barges and ships and one for inland barges).

We own and operate a crude oil pipeline and marine terminal in Houma, Louisiana with 288,000 barrels of storage capacity, two off-loading LACTs, a brown water barge dock and two 12-inch bi-directional pipelines each capable of moving 120,000 barrels per day with connectivity to Shell’s Zydeco System.

Operations. We purchase crude oil from producers and marketers and transport it to refineries or for resale. Our strategically deployed terminals, as well as our owned and contracted pipeline capacity, provide access to producers in the DJ Basin.

We currently transport crude oil on the Grand Mesa Pipeline, which is described above, and 19 other common carrier pipelines owned by third parties.

As of May 29, 2025, all railcars have been sold or are under purchase and sale agreements.

We also own 25 pipeline injection stations, the locations of which are summarized below.

State	Number of Pipeline Injection Stations
Texas	11
New Mexico	6
Oklahoma	5
Kansas	3
Total	25

See Note 17 to our consolidated financial statements included in this Annual Report for all related dispositions in the current and prior years for the Crude Oil Logistics segment.

Customers. Our customers include crude oil refiners, producers, and marketers. During the year ended March 31, 2025, 79% of the revenues of our Crude Oil Logistics segment were generated from our ten largest customers of the segment. Additionally, certain key customers of the Crude Oil Logistics segment contribute significantly to the cash flows and profitability of the Partnership. Any loss of those customers or their contracts could have an adverse impact on our financial results.

Competition. Our Crude Oil Logistics segment faces significant competition, as many entities are engaged in the crude oil logistics business, some of which are larger and have greater financial resources than we do. The primary factors on which we compete are:

•price;
•availability of supply and refinery demand;
•reliability of service;
•open credit;
•logistics capabilities, including the availability of railcars, proprietary terminals, and owned pipeline; and
•long-term customer relationships.

Supply. We obtain crude oil from a large base of suppliers, which consists primarily of crude oil producers. We currently purchase crude oil from 80 producers at 496 leases.

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

Trade Names. Our Crude Oil Logistics segment operates primarily under the NGL Crude Assets and Marketing, NGL Crude Transportation, NGL Crude Terminals and NGL Crude Cushing trade names.

Liquids Logistics

Overview. Our Liquids Logistics segment conducts supply operations for natural gas liquids to commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our five owned terminals, third-party storage and terminal facilities, nine common carrier pipelines and a fleet of leased railcars. We also provide services for marine exports of butane through our facility located in Chesapeake, Virginia and we also own a propane pipeline in Michigan. We attempt to reduce our exposure to price fluctuations by using back-to-back physical contracts and pre-sale agreements that allow us to lock in a margin on a percentage of our winter volumes. We also enter into financially settled derivative contracts as economic hedges of our physical inventory, physical sales and physical purchase contracts. We employ a number of contractual and hedging strategies to minimize commodity exposure and maximize earnings stability of this segment. During the year ended March 31, 2025, we sold approximately 1.6 billion gallons of natural gas liquids or 4.26 million gallons (approximately 101,000 barrels) per day.

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

The following table summarizes the location of our facilities and respective storage capacity and interconnects to those facilities.

		Storage Capacity (in gallons)
Location	Number of Facilities	Own (1)	Lease (2)	Total	Terminal Interconnects
Virginia	2	20,888,000	—	20,888,000	Rail, Truck and Marine Facility
Louisiana	1	720,000	—	720,000	Truck Facility
Michigan	1	480,000	—	480,000	Truck and Pipeline Facility
Washington	1	—	120,000	120,000	Rail and Truck Facility
Total	5	22,088,000	120,000	22,208,000

(1)    These facilities are located on lands we own.
(2)    These facilities are located on lands we lease.

We own the land on which four of the five natural gas liquids terminals are located and we lease the land on which the remaining terminal is located.

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

See Note 1 and Note 17 to our consolidated financial statements included in this Annual Report for all related dispositions in the current and prior years for the Liquids Logistics segment.

We own 28 transloading units, which enable transfer of product from railcars to trucks. These transloading units can be moved to locations along a railroad where it is most economical to transfer product at sites which otherwise would be out of reach of this product.

We own the Ambassador Pipeline, an approximately 225-mile propane pipeline, which runs from the Kalkaska gas plant in Kalkaska County, Michigan to a termination point near Marysville in St. Clair County, Michigan. The Wheeler propane terminal, in central Michigan, is located at the mid-point of the pipeline.

We utilize a fleet of approximately 3,300 high-pressure and general purpose leased railcars of which 102 railcars are subleased by third parties.

We lease storage space to accommodate the supply requirements and contractual needs of our retail and wholesale customers.

The following table summarizes our significant leased storage space at natural gas liquids storage facilities and interconnects to those facilities:

	Leased Storage Space (in gallons)
Storage Facility Location	Beginning April 1, 2025	At March 31, 2025	Storage Interconnects
Michigan	10,500,000	21,000,000	Rail and Truck Facility
Mississippi	8,400,000	3,150,000	Pipeline and Rail Facility
Utah	5,880,000	5,250,000	Rail Facility
Texas	210,000	210,000	Pipeline and Rail Facility
United States Total	24,990,000	29,610,000

Alberta, Canada	1,323,420	1,323,420	Pipeline and Rail Facility
Ontario, Canada	—	8,467,200	Rail Facility
Canada Total	1,323,420	9,790,620

Total	26,313,420	39,400,620

Customers. Our customers include national, regional and independent retail, industrial, wholesale, petrochemical, refiner and natural gas liquids production customers. During the year ended March 31, 2025, 36% of the revenues of our Liquids Logistics segment were generated from our ten largest customers of the segment. Additionally, certain key customers of the Liquids Logistics segment contribute significantly to the cash flows and profitability of the Partnership. Any loss of those customers or their contracts could have an adverse impact on our financial results.

Seasonality. Our wholesale liquids business is largely seasonal as the primary users of propane as heating fuel generally purchase propane during the typical fall and winter heating season, while butane seasonality is driven primarily by winter gasoline blending. However, we are able to partially mitigate the effects of seasonality by preselling a portion of our wholesale volumes to retailers and wholesalers and requiring the customer to take delivery of the product regardless of the weather.

Competition. Our Liquids Logistics segment faces competition from other natural gas liquids wholesalers, trading companies and companies involved in the natural gas liquids midstream industry (such as terminal and refinery operations), some of which have greater financial resources than we do. The primary factors on which we compete are:

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

We can require deposits from our customers for fixed price future delivery if the delivery date is more than 30 days after the time of contractual agreement.

Trade Names. Our Liquids Logistics segment operates primarily under the Centennial Energy, Centennial Gas Liquids and NGL Supply Terminal Company trade names.

Human Capital

At March 31, 2025, we had 569 employees in 27 states and Canada. Of those employees, 212 provide work primarily for our Water Solutions segment, 56 provide work primarily for our Crude Oil Logistics segment, 139 provide work primarily for our Liquids Logistics segment, and 162 provide administrative services to the various business segments. NGL is an equal-opportunity employer, and our employee handbook underscores that commitment, with policies prohibiting discrimination, harassment, and retaliation.

We understand the importance of competitive benefits packages for the health and welfare of our employees and for our ability to recruit and retain the best talent. In that regard, at the end of fiscal year 2021, we implemented $20 per hour minimum wage for all regular, full-time employees. More than 96% of our eligible employees participated in the NGL 401(k) Plan in fiscal year 2025. As of January 1, 2023, we shortened the NGL 401(k) eligibility period from the first day after six months of employment to the first day of the month after three months of employment. In addition, we provide access to a traditional PPO or a high-deductible medical plan including a health savings account with employer contributions; a flexible spending account option for those not enrolled in the high-deductible medical plan; a dental plan; a vision plan; an Employee Assistance Plan including free counseling for employees and members of their household; company-paid short-term disability coverage; voluntary long-term disability coverage; company-paid life and AD&D coverage; and voluntary life and AD&D coverage options for employees and their family members.

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

Regulation of the Transportation and Storage of Natural Gas and Oil and Related Facilities. The FERC regulates oil pipelines under the Interstate Commerce Act and natural gas pipeline and storage companies under the Natural Gas Act, and Natural Gas Policy Act of 1978 (“NGPA”), as amended by the Energy Policy Act of 2005. The Grand Mesa Pipeline became operational on November 1, 2016 and has several points of origin in Colorado, runs from those origin points through Kansas and terminates in Cushing, Oklahoma. The transportation services on the Grand Mesa Pipeline are subject to FERC regulation. In February 2018, the FERC issued a revised policy to disallow income tax allowance cost recovery in rates charged by pipeline companies organized as master limited partnerships. The FERC’s revised policy impacts cost-of-service rates on oil pipelines. Currently, the volumes of crude oil that are transported on the Grand Mesa Pipeline are subject to contractual agreements. Therefore, the FERC’s revised policy has not impacted the Grand Mesa Pipeline at the present time. Additionally, contracts we enter into for the interstate transportation or storage of crude oil or natural gas may be subject to FERC regulation including reporting or other requirements. In addition, the intrastate transportation and storage of crude oil and natural gas is subject to regulation by the state in which such facilities are located, and such regulation can affect the availability and price of our supply and have both a direct and indirect effect on our business.

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

Hazardous Substances and Waste. We are subject to various federal, state, and local environmental laws and regulations governing the storage, distribution, and transportation of natural gas liquids and the operation of bulk storage liquefied petroleum gas (LPG) terminals, as well as laws and regulations governing hazardous substances and waste, including those addressing the discharge of materials into the environment or otherwise relating to protection of the environment. Generally, these laws (i) regulate air and water quality, impose limitations on the discharge of pollutants and establish standards for the use, handling, storage, treatment, transport and disposal of solid and hazardous wastes; (ii) subject our operations to certain permitting, registration and reporting requirements; (iii) may result in the suspension or revocation of necessary permits, licenses and authorizations; (iv) impose substantial liabilities on us for pollution resulting from our operations; (v) require remedial measures to mitigate any violation of environmental laws and regulations or pollution from former or ongoing operations; and (vi) may result in the assessment of administrative, civil and criminal penalties for failure to comply with such laws. These laws include, among others, the Resource Conservation and Recovery Act (“RCRA”), the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the federal Clean Air Act (“CAA”), the Homeland Security Act of 2002, the Emergency Planning and Community Right to Know Act (“EPCRA”), the Clean Water Act (“CWA”), the Safe Drinking Water Act, the Oil Spills Prevention and Preparedness Regulations, each as amended, and comparable state statutes.

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

RCRA, and comparable state statutes and their implementing regulations, regulate the generation, transportation, treatment, storage, disposal and cleanup of solid and hazardous wastes. Under a delegation of authority from the United States Environmental Protection Agency (“EPA”), most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Federal and state regulatory agencies can seek to impose administrative, civil and criminal penalties for alleged non-compliance with RCRA and analogous state requirements. Certain wastes associated with the production of oil and natural gas, as well as certain types of petroleum-contaminated media and debris, are excluded from regulation as hazardous waste under Subtitle C of RCRA. These wastes, instead, are regulated as solid waste under RCRA’s less stringent Subtitle D, state laws or other federal laws. It is possible, however, that certain wastes now classified as non-hazardous solid waste could be classified as hazardous wastes in the future and thereby be subject to more rigorous and costly disposal requirements. Legislation has been proposed from time to time in Congress to regulate certain oil and natural gas wastes as “hazardous wastes under RCRA.” Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our consolidated results of operations and financial position.

Wastes containing naturally occurring radioactive materials (“NORM”) and technologically enhanced naturally occurring radioactive material (“TENORM”) may also be generated or concentrated, respectively, in connection with our operations. Certain processes used to produce oil and gas may enhance the radioactivity of NORM or concentrations of TENORM, which may be present in oilfield wastes. NORM and TENORM are subject primarily to individual state radiation control regulations. Texas, New Mexico and Colorado have enacted regulations governing the handling, treatment, storage and disposal of NORM and TENORM. In addition, NORM and TENORM handling and management activities are governed by regulations promulgated by the federal Occupational Safety and Health Act (“OSHA”). These state and OSHA regulations impose certain requirements concerning worker protection, the treatment, storage and disposal of NORM and TENORM waste, the management of waste piles, containers and tanks containing NORM and TENORM, as well as restrictions on the uses of land with NORM or TENORM contamination.

We currently own or lease properties where crude oil is being or has been handled for many years. Although previous operators have utilized operating and disposal practices that were standard in the industry at the time, crude oil or other wastes, including Per- and Polyfluoroalkyl Substances (“PFAS”), may have been disposed of or released on or under the properties owned or leased by us or on or under the other locations where the crude oil and wastes have been transported for treatment or disposal. These properties and the wastes disposed or released thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to implement remedial measures to prevent or mitigate future contamination. We are not currently aware of any facts, events or conditions relating to such requirements that could materially impact our consolidated results of operations or financial position.

Oil Pollution Prevention. In 1973, the EPA adopted oil pollution prevention regulations under the CWA. These oil pollution prevention regulations, as amended several times since their original adoption, require the preparation of either a Spill Prevention Control and Countermeasure (“SPCC”) plan or Facility Response Plan (“FRP”), depending on the site specific substantial harm criteria, for facilities engaged in drilling, producing, gathering, storing, processing, refining, transferring, distributing, using, or consuming crude oil and oil products, and which due to their location, could reasonably be expected to discharge oil in harmful quantities into or upon the navigable waters of the United States. SPCC and FRP requirements under the CWA require appropriate containment berms and similar structures to help prevent the discharge of pollutants into regulated waters in the event of a crude oil or other constituent tank spill, rupture or leak. The owner or operator of an SPCC or FRP-regulated is required to prepare a written, site-specific plan, which details how a facility’s operations comply with the spill prevention and control requirements. To be in compliance, the facility’s plan must satisfy all of the applicable requirements for drainage, bulk storage tanks, tank car and truck loading and unloading, transfer operations (intra-facility piping), inspections and records, security, and training. Most importantly, the facility must fully implement the plan and train personnel in its execution. Where applicable, we strive to maintain and implement SPCC plans and/or FRP plans for our facilities. Violation of SPCC and FRC requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions.

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

Water Discharges. The CWA and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters as well as navigable waters, defined as waters of the United States (“WOTUS”), and impose requirements affecting our ability to conduct construction activities in waters and wetlands. Certain state regulations and the general permits issued under the CWA’s National Pollutant Discharge Elimination System program prohibit the discharge of pollutants and chemicals unless permitted to do so. The CWA prohibits the placement of dredge or fill material in wetlands or other WOTUS unless authorized by a permit issued by the U.S. Army Corps of Engineers or a delegated state agency pursuant to Section 404. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. We maintain a number of discharge permits, some of which may require us to monitor and sample storm water runoff or other discharges from such facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

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

Endangered Species. The Endangered Species Act (“ESA”) restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the federal Migratory Bird Treaty Act (“MBTA”) and the Bald and Golden Eagle Protection Act (“BGEPA”). To the degree that species listed under the ESA or similar state laws, or are protected under the MBTA or BGEPA, live, breed or nest in or migrate through the areas where we or our oil and gas producing customers operate, our and our customers’ abilities to conduct or expand operations and construct facilities could be limited or be forced to incur material additional costs. Moreover, our customers’ drilling activities may be delayed, restricted, or cancelled in protected habitat areas or during certain seasons, such as breeding and nesting seasons. Some of our operations and the operations of our customers are located in areas that are designated as habitats for protected species. In addition, the U.S. Fish and Wildlife Service (“USFWS”) may make determinations on the listing of currently unlisted species as endangered or threatened under the ESA. For example, in May 2024, the dunes sagebrush lizard, which is found in areas where we operate, was listed as endangered under the ESA which sparked allegations that the designation occurred to hinder fossil fuel production. This resulted in a federal lawsuit filed in the Western District of Texas aimed at overturning the designation. In addition, the lesser prairie-chicken, which can also be found in areas where we operate, was listed under the ESA effective March 27, 2023. The designation of previously unidentified endangered or threatened species could indirectly cause us to incur additional costs, cause our or our oil and gas producing customers’ operations to become subject to operating restrictions or bans and limit future development activity in affected areas. The USFWS and similar state agencies may also designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state, and private lands.

Greenhouse Gas Regulation

There is a growing concern, both nationally and internationally, about climate change and the contribution of greenhouse gas (“GHG”) emissions, most notably methane and carbon dioxide, to climate change. This growing concern has resulted in a steady stream of legislation considered by Congress to address climate change through a variety of mechanisms, including carbon taxes and carbon cap-and-trade programs. For example, in February 2021, the Climate Emergency Act of 2021 was introduced in the House of Representative by Rep. Earl Blumenauer (D-OR) as H.R. 795 and in the Senate by Sen. Bernie Sanders (I-VT), which would require the President of the United States to declare a national climate emergency and take various actions to address climate change. The ultimate outcome of any possible future federal legislative initiatives is uncertain. In addition, several states have already adopted legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap-and-trade programs. For example, on October 7, 2023, California Governor Gavin Newsom signed SB 253, the Climate Corporate Data Accountability Act, and SB 261, the Climate-Related Financial Risk Act. These two bills apply to companies doing business in California and require disclosure of, among certain other climate-related financial risk information, Scope 1 and 2 GHG emissions, beginning in 2026 (on prior fiscal year information), and Scope 3 GHG emissions, beginning in 2027 (on prior fiscal year information).

On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allowed the EPA to adopt and implement regulations to restrict emissions of GHGs under existing provisions of the CAA. During the Obama Administration, the EPA finalized three rules that regulate GHG emissions from certain sources in the oil and natural gas industry, including New Source Performance Standards for the Oil and Natural Gas Sector (“GHG NSPS”), which became effective on August 2, 2016. During the Trump Administration, rulemaking was undertaken resulting in a substantial relaxation in the GHG NSPS’s requirements, including those relating to fugitive emissions, pneumatic pump standards, and closed vent system certification, among other things, which were finalized on August 13, 2020. The Biden Administration announced its intention to review the revisions to the GHG NSPS in former President Biden’s January 20, 2021 Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis. On November 15, 2021, the EPA issued a proposal to revise the GHG NSPS regulations. On December 2, 2023, the EPA issued its final rule, which targets the reduction of emissions of methane and other air pollutants from oil and gas operations. Specifically, the rule establishes New Source Performance Standards to reduce emissions of methane and other volatile organic compounds from new and modified sources, including produced water storage tanks. The rule became effective May 7, 2024 and requires monitoring and repair of methane leaks and certain reporting requirements.

On March 6, 2024, the Securities and Exchange Commission (“SEC”) adopted a new set of rules that require a wide range of climate-related disclosures, including material climate-related risks, information on any climate-related targets or goals that are material to the registrant’s business, results of operations, or financial condition, Scope 1 and Scope 2 GHG emissions on a phased-in basis by certain larger registrants when those emissions are material and the filing of an attestation report covering the same, and disclosure of the financial statement effects of severe weather events and other natural conditions including costs and losses. Compliance dates under the final rule are phased in by registrant category. Multiple lawsuits have been filed challenging the SEC’s new climate rules, which have been consolidated and will be heard in the U.S. Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC issued an order staying the final rules pending judicial review before ultimately voting to withdraw its defense of the rule on March 27, 2025.

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

Railcar Regulation

We transport a significant portion of our natural gas liquids via rail transportation, and we lease a fleet of crude oil, high-pressure and general purpose railcars for this purpose. Our railcar operations are subject to the regulatory jurisdiction of the Federal Railroad Administration of the DOT, as well as other federal and state regulatory agencies.

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
•Increasing interest rates could impact our financing costs, our common unit price, distributions on our preferred units and our ability to issue equity and incur debt.
•Failure of our banking institutions.
Risks Related to the Operations of Our Business
•Our dependence on the ability and willingness of other parties to explore for and produce crude oil and natural gas.

•Declining demand for hydrocarbons, commodity prices and production volumes, inability to acquire new pore space or loss of existing pore space, inventory risk, the availability of transportation and storage capacity, and increased transportation and leasing costs.
•Competition from other midstream, transportation, and terminaling and storage companies.
•Interruption of service at our principal storage facilities, on common carrier pipelines or railroads.
•Fees charged to customers for products and services may not cover increases in costs.
•Risk management procedures and the use of financial derivative contracts.
•Reduced demand for our products due to energy efficiency, new technologies, alternative energy sources and new regulations.
•Seasonal weather conditions, including warm winter weather and natural or man-made disasters.
•Our ability to successfully complete, integrate and operate organic growth projects.
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
•The IRS (as defined herein) may challenge certain income tax positions, methodologies or treatments that we have taken, and pursuant to the Bipartisan Budget Act of 2015, may make audit adjustments to our income tax returns.

•Our unitholders will be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.
•Certain actions that we may take, such as issuing additional units, may increase a unitholder’s tax liability.
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

We may not have sufficient cash to enable us to fund our operations, repay indebtedness or pay distributions. The distribution to our common unitholders may only be made from cash available for distribution after the preferred quarterly distribution to which our Preferred Units are entitled. The amount of cash we will have to fund our operations, repay indebtedness or pay distributions principally depends on the amount of cash we generate from our operations, not profitability, which will fluctuate from quarter to quarter based on, among other things:

•the cost of crude oil and natural gas liquids that we buy for resale and whether we are able to pass along cost increases to our customers;
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
•restrictions contained in the agreements relating to our 9.00% Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”), 9.625% Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) and Class D Preferred Units (collectively, the “Preferred Units”);
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

At March 31, 2025, the face amount of our long-term debt was $3.0 billion. Our level of indebtedness could have important consequences to us, including the following:

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
•redeem or repurchase common units;
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

The provisions of the ABL Facility, Term Loan B and Indenture may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and responding to, changes in business conditions. In addition, a failure to comply with the provisions of these agreements could result in a default or an event of default that could enable our lenders, subject to the terms and conditions, to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral we granted them to secure our debts under our 2029 Senior Secured Notes, 2032 Senior Secured Notes, ABL Facility and Term Loan B. If the payment of our debt is accelerated, defaults under our other debt instruments, if any then exist, may be triggered, and our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment.

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

Increasing interest rates could impact our financing costs, our common unit price, our ability to issue equity or incur debt, and our ability to make cash distributions at our intended levels.

Interest rates may increase in the future. As a result, interest rates on our existing and future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. We also have exposure to increases in interest rates through variable rate provisions of our Class B Preferred Units, Class C Preferred Units and Class D Preferred Units. The distribution rates on our Class B Preferred Units converted from fixed rates to floating rates on July 1, 2022, while the distribution rates on our Class C Preferred Units converted from fixed rates to floating rates on April 15, 2024 and Class D Preferred Units converted from fixed rates to floating rates on October 15, 2024. Our results of operations, cash flows and financial position could be materially adversely affected by significant changes in interest rates.

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

Risks Related to the Operations of Our Business

Our business depends on the availability of crude oil and natural gas liquids in the United States and Canada, which is dependent on the ability and willingness of other parties to explore for and produce crude oil and natural gas. Spending on crude oil and natural gas exploration and production may be adversely affected by industry and financial market conditions that are beyond our control.

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

Our Water Solutions business depends upon available pore space in subsurface geologic formations by which we can dispose of produced water through underground injection wells. Our inability to acquire new pore space or our loss of existing pore space may negatively impact our ability to service new and existing customers.

We dispose of produced water generated by our customers during oil and gas operations by drilling disposal wells and injecting such produced water into porous subsurface geologic formations. The amount of subsurface pore space that is capable of permanently storing injected produced water is finite and requires constant replenishment. As we continue to inject produced water into our existing produced water disposal wells, we may exhaust the geologic or technical limits of the subsurface strata for produced water injection. Furthermore, state regulatory bodies in Texas and New Mexico, which have permitting authority over disposal wells, have imposed new requirements in the permitting of produced water disposal wells to assess any relationship between induced seismicity and the use of such wells. State regulators may deny, modify, suspend or terminate permits on grounds that a disposal well is likely to be, or determined to be, causing seismic activity or would be operating at impermissible pressure levels. States have also issued, and may in the future issue, orders to temporarily shut down or to curtail the injection depth, injection capacity or injection rate of existing wells because of concerns over induced seismicity.

Any loss of pore space or injection capacity for technical, geological or regulatory reasons could require us to spend significant time and capital expenditures to locate, apply for, permit, drill, complete and place into service new disposal wells and to build pipeline infrastructure to transport produced water to such new wells. Our customers’ oil and gas production growth plans may also require us to secure additional pore space and disposal wells and build new pipeline infrastructure. Permits for new disposal wells could be challenged for a variety of reasons by our competitors, oil and gas producers, landowners or non-governmental organizations. Such regulatory challenges could be successful and prevent us from being able to secure additional disposal capacity. New disposal wells may also subject us to higher royalty rates. Furthermore, we may not have contractual or real property rights to dispose of produced water at locations that are in geographic proximity to our customers’ existing or new oil and gas production wells or our existing injection wells and pipeline infrastructure. In such cases, we would be required to spend significant amounts of capital to build new pipeline infrastructure to transport produced water to distant disposal locations.

If we are unable to accept all of the produced water delivered to us by our customers because we lack available pore space for underground injection, we could be subject to contractual penalties for alternative disposal solutions, including trucking, and such penalties could be significant. Any curtailment of our customers’ oil and gas production due to a lack of available pore space or injection capacity would result in lost revenue to us and could trigger contractual termination rights. Any of these events, either individually or in aggregate, could result in a material adverse effect on our business, financial condition or results of operations.

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

We are affected by competition from other midstream, transportation and terminaling and storage companies, some of which are larger, more firmly established and may have greater resources than we do.

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

Our business would be adversely affected if service at our principal storage facilities, common carrier pipelines or railroads we use is interrupted.

We use third-party common carrier pipelines to transport our products and we use third-party facilities to store our products. Any significant interruption in the service at these storage facilities or on common carrier pipelines we use would adversely affect our ability to obtain and deliver products. We transport natural gas liquids by railcar. We do not own or operate the railroads on which these railcars are transported. Any disruptions in the operations of these railroads would adversely impact our ability to deliver product to our customers.

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

Additionally, certain facilities and equipment (or parts thereof) used by us are leased from third parties for specific periods, including most of our railcars. Our inability to renew facility or equipment leases or otherwise maintain the right to utilize such facilities and equipment on acceptable terms, or the increased costs to maintain such rights, could have a material and adverse effect on our consolidated results of operations and cash flows.

Our operations depend on various forms of storage and transportation for receipt and delivery of crude oil and natural gas liquids.

We own natural gas liquids and crude oil terminals and lease storage capacity from third-party natural gas liquids. The facilities depend on pipelines, railroads, truck transports, and storage systems that are owned and operated by third parties. Any interruption of service at the terminals, or on pipeline, railroad or lateral connections or adverse change in the terms and conditions of services could have a material adverse effect on our ability, and the ability of our customers, to transport product to and from our facilities and have a corresponding material adverse effect on our revenues. In addition, the rates charged by the interconnected pipelines for transportation to and from our facilities impact the utilization and value of our terminals. We have historically been able to pass through the costs of pipeline transportation to our customers. However, if competing pipelines do not have similar annual tariff increases or service fee adjustments, such increases could affect our ability to compete, thereby adversely affecting our revenues.

The fees charged to customers under our agreements with them for the transportation and sale of crude oil, condensate, natural gas liquids and the disposal of produced water may not escalate sufficiently to cover increases in costs and the agreements may be suspended in some circumstances, which would affect our profitability.

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

In August 2022, former President Biden signed the IRA, which contains, among other things, numerous incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration. In addition, the IRA imposes a federal fee on the emission of methane from sources required to report their GHG emissions to the EPA, including certain sources in the onshore petroleum and natural gas production categories. Some of our producer customers face exposure to the IRA pay to emit methane program. In addition, the multiple incentives offered for various clean energy industries referenced above could decrease demand for crude oil and natural gas, increase our compliance and operating costs and consequently adversely affect our business.

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

Risks Related to Regulatory Compliance

Our sales of crude oil, condensate, natural gas liquids and related transportation and hedging activities, and our processing of produced water, expose us to potential regulatory risks.

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

The intrastate transportation or storage of crude oil is subject to regulation by the state in which the facilities are located and transactions occur. Compliance with these state regulations could have a material and adverse effect on that portion of our business, consolidated results of operations and financial position.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) which was enacted on July 21, 2010, established federal oversight and regulation of the over-the-counter derivatives market and of entities, such as us, that participate in that market. The Dodd-Frank Act requires the CFTC and the SEC to promulgate rules and regulations implementing the Dodd-Frank Act. The Dodd-Frank Act provides for statutory and regulatory requirements for derivative transactions, including crude oil, and natural gas hedging transactions. Certain transactions will be required to be cleared on exchanges and cash collateral will have to be posted. The Dodd-Frank Act provides for a potential exemption from these clearing and cash collateral requirements for commercial end users and it includes a number of defined terms that will be used in determining how this exemption applies to particular derivative transactions and the parties to those transactions. Since the Dodd-Frank Act mandates the CFTC to promulgate rules to define these terms, the full impact of the Dodd-Frank Act on our hedging activities is uncertain at this time. The CFTC has also issued new rules, which became effective on March 15, 2021, that place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. However, new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks that we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. The Dodd-Frank Act may also materially affect our customers and materially and adversely affect the demand for our services.

Our business is subject to federal, state, provincial and local laws and regulations with respect to environmental, safety and other regulatory matters and the cost of compliance with, violation of or liabilities under, such laws and regulations could adversely affect our profitability.

Our operations, including those involving crude oil, condensate, natural gas liquids, crude oil and natural gas produced water, are subject to stringent federal, state, provincial and local laws and regulations relating to the protection of natural resources and the environment, health and safety, waste management, and transportation and disposal of such products and materials. We face inherent risks of incurring significant environmental costs and liabilities due to handling of produced water and hydrocarbons, such as crude oil, condensate and natural gas liquids. For instance, our Water Solutions segment carries with it environmental risks, including the risk of leakage from the treatment plants to surface or subsurface soils, surface water or groundwater, or accidental spills. Our Crude Oil Logistics and Liquids Logistics segments carry similar risks of leakage and sudden or accidental spills of crude oil, natural gas liquids, and hydrocarbons. Liability under, or violation of, environmental laws and regulations could result in, among other things, the restriction or cancellation of operations, injunctions, fines and penalties, reputational damage, expenditures for remediation and liability for natural resource damages, property damage and personal injuries.

We use various modes of transportation to carry natural gas liquids, crude oil and produced water, including trucks, railcars, barges, and pipelines, each of which is subject to regulation. With respect to transportation by truck, we are subject to regulations promulgated under federal legislation, including the Federal Motor Carrier Safety Act and the Homeland Security Act of 2002, which cover the security and transportation of hazardous materials and are administered by the DOT. We also lease a fleet of railcars, the operation of which is subject to the regulatory jurisdiction of the Federal Railroad Administration of the DOT, as well as other federal and state regulatory agencies. Railcar accidents within the industry involving trains carrying crude oil from the Bakken region (none of which directly involved any of our business operations), have led to increased legislative and regulatory scrutiny over the safety of transporting crude oil by railcar. The introduction of regulations that result in new requirements addressing the type, design, specifications or construction of railcars used to transport crude oil could result in severe transportation capacity constraints during the periods in which new railcars are constructed to meet new specifications or in which the railcars already placed in service are being retrofitted.

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

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. The regulation of methane from oil and gas facilities has been subject to uncertainty in recent years, but most recently, in December 2023, the EPA finalized its rulemaking establishing New Source Performance Standards to reduce emissions of methane and other volatile organic compounds from new and modified sources. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. Internationally, the United Nations-sponsored “Paris Agreement” requires member states to individually determine and submit non-binding emissions reduction targets every five years after 2020. The United States withdrew from the Paris Agreement on November 4, 2020, and although former President Biden signed executive orders on January 20, 2021 recommitting the United States to the agreement and calling on the federal government to begin formulating the United States’ nationally determined emissions reduction targets under the agreement, on January 20, 2025, President Trump issued an Executive Order for the United States to again withdraw from the Paris Agreement. Such withdrawal is expected to take effect in 2026.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates recently elected to public office. These have included promises to limit emissions and curtail the production of oil and gas, such as through the cessation of leasing public land for hydrocarbon development. For example, on January 27, 2021, former President Biden issued an Executive Order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risk across governmental agencies and economic sectors. Separately, on January 20, 2021, the Acting Secretary of the United States Department of the Interior (“DOI”) issued an order that, among other things, imposed a 60-day moratorium on the issuance of fossil fuel authorizations, including leases and permits, on federal lands. While the DOI announced on April 15, 2022 that it will resume oil and gas leasing on public lands following a federal court’s decision, the topic of oil and gas leasing on public land remains politically fraught, as the announcement indicates that federal land available for oil and gas leasing will be reduced by 80 percent from the acreage originally nominated due to environmental and climate concerns. Other actions that could be pursued by the Biden Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquified natural gas export facilities. Litigation risks are also increasing, as a number of cities and other local governments have sought to bring suit against the largest oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change. Suits have also been brought against such companies under shareholder and consumer production laws, alleging that the companies have been aware of the adverse effects of climate change but failed to adequately disclose those impacts.

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

Hydraulic fracturing is a common practice within the oil and gas exploration and production process, including within those fields where our Water Solutions and Crude Oil Logistics segments operate. The practice of hydraulic fracturing is a well-stimulation technique utilized to facilitate the production of oil and natural gas and other hydrocarbon condensates from shale and tight conventional formations. The exploration and production process, including the practice of hydraulic fracturing, is subject to regulation by state and federal authorities. Jurisdiction and applicable regulatory requirements can vary depending on the location of the activity. The process of hydraulic fracturing has come under considerable scrutiny from sections of the public as well as environmental and other groups asserting that the practice could be responsible for incidents of induced seismicity and that chemicals used in the hydraulic fracturing process could adversely affect drinking water supplies. New laws or regulations, or changes to existing laws or regulations in response to this perceived threat may adversely impact the oil and gas drilling industry. Any current or proposed restrictions on hydraulic fracturing could lead to operational delays or increased operating costs and regulatory burdens that could make it more difficult or costly to perform hydraulic fracturing which would negatively impact our customer base resulting in an adverse effect on our profitability. For example, on January 20, 2021, the Biden Administration placed a 60-day moratorium on new oil and gas leasing and drilling permits on federal lands, and on January 27, 2021, the DOI acting pursuant to an Executive Order from former President Biden suspended the federal oil and gas leasing program indefinitely. Although the DOI announced the resumption of onshore oil and gas leasing in April 2022, the program is being significantly reformed, with 80 percent less land available for leasing from the acreage originally nominated. On April 12, 2024, the DOI finalized a comprehensive update to federal onshore oil and gas leasing regulations on Bureau of Land Management-managed public lands, which increased bonding requirements, royalty rates, and minimum bids. Actions such as these could have a material adverse effect on us and our industry.

Restrictions on drilling and related activities intended to protect certain species of wildlife or their habitat may adversely affect our customers’ ability to conduct drilling and related activities in some of the areas where we operate.

Various federal and state statutes prohibit certain actions that harm endangered or threatened species and their habitats, migratory birds, wetlands and natural resources. These statutes include the ESA, the MBTA, the BGEPA, the CWA, CERCLA and the Oil Pollution Act. The USFWS may designate critical habitat and suitable habitat areas that it believes are necessary for survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay, restrict or prohibit our customers’ land access or oil and gas development. If an adverse impact to species or damages to wetlands, habitat or natural resources occurs or may occur as a result of our or our customers’ activities, government entities or, at times, private parties may act to prevent such activities or seek damages for harm to species, habitat or natural resources resulting from our activities or our customers’ drilling, construction or releases of oil, wastes, hazardous substances or other regulated materials, which could reduce the demand for our services.

For example, in May 2024, the dunes sagebrush lizard, which is found in areas where we operate, was listed as endangered under the ESA. In addition, the lesser prairie-chicken, which can also be found in areas where we operate, was listed under the ESA effective March 27, 2023.

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

The FERC regulates the transportation of crude oil on interstate pipelines, among other things. The FERC’s jurisdiction over oil pipelines derives from a 1906 amendment to the Interstate Commerce Act making oil pipelines common carriers subject to federal regulation. The FERC has regulated oil pipelines under this authority since 1977, when legislation transferred jurisdiction to the FERC from the Interstate Commerce Commission. The Energy Policy Act of 1992 directed the

FERC to establish a simplified and generally applicable ratemaking methodology for oil pipelines, keeping with its statutory mandate to ensure that oil pipelines’ rates are just and reasonable.

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

We currently have outstanding exercisable warrants to purchase 2,125,000 common units at exercise prices ranging from $13.56 per unit to $16.28 per unit. Any exercise of these warrants would cause dilution to existing common unitholders and may place downward pressure on the trading price of our common units. All outstanding warrants are currently exercisable and any unexercised warrants will expire on the tenth anniversary of the date of issuance. The warrants will not participate in cash distributions. For additional information related to the warrants, see Note 9 to our consolidated financial statements included in this Annual Report.

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

In general, our unitholders are entitled to a deduction for the interest we have paid or accrued on indebtedness properly allocable to our business during our taxable year. However, under the Act signed into law by President Trump on December 22, 2017, beginning in tax year 2018, the deductibility of net interest expense is limited to 30% of our adjusted taxable income. For tax years beginning after December 31, 2017 and before January 1, 2022, the Act calculates adjusted taxable income using an EBITDA-based calculation. For tax years beginning January 1, 2022 and thereafter, the calculation of adjusted taxable income will not add back depreciation or amortization. Any disallowed business interest expense is then generally carried forward as a deduction in a succeeding taxable year at the partner level. These limitations might cause interest expense to be deducted by our unitholders in a later period than recognized in the GAAP financial statements.

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

Because we expect to be treated as a partnership for federal income tax purposes, our unitholders will be treated as partners to whom we will allocate taxable income that could be different than the cash we distribute, therefore, our unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if they receive no cash distributions from us. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, our unitholders may be allocated taxable income and gain resulting from the sale and may not receive a common unit distribution. Similarly, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result in “cancellation of indebtedness income” being allocated to our unitholders as taxable income without any common unit distribution. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

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

Given the difficulties inherent in the design and operation of internal control over financial reporting, as well as future growth of our businesses, we can provide no assurance as to either our or our independent registered public accounting firm’s conclusions about the effectiveness of internal controls in the future, and we may incur significant costs in our efforts to comply with Section 404 of the Sarbanes-Oxley Act. Ineffective internal controls could subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the market price of our common units.

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

An act of terror, or political unrest, in any of the major energy producing regions of the world could potentially result in disruptions in the supply of crude oil and natural gas, which could have a material impact on both availability and price. Terrorist attacks in the areas of our operations could negatively impact our ability to transport crude oil and natural gas liquids to our locations. These risks could potentially negatively impact our consolidated results of operations.

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
•Various Cybersecurity Systems and Protocols for aggregated monitoring and behavior analytics, detection and response, network protection and segmentation, layered security methods for defense-in-depth, vulnerability and patch management, backup and recovery, and asset management.
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
•Quarterly cybersecurity training on topics such as ransomware, phishing, impersonation, social engineering, third-party security risks, business email compromise, and artificial intelligence to reinforce general security knowledge; and
•Monthly cybersecurity newsletter distribution for current threat tactics and general security awareness.

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

Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will exceed a specified threshold. Pursuant to SEC regulations, we use a threshold of $1 million for such proceedings. We believe that such threshold is reasonably designed to result in disclosure of environmental proceedings that are material to our business or financial condition. Applying this threshold, there are no environmental matters to disclose for the three years ended March 31, 2025.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units are listed on the New York Stock Exchange (“NYSE”) under the symbol “NGL.” At May 27, 2025, there were approximately 70 common unitholders of record which does not include unitholders for whom common units may be held in “street name.”

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

General Partner Interest

Our GP is entitled to 0.1% of all quarterly distributions that we make prior to our liquidation. Our GP has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its 0.1% GP interest. Our GP’s interest in our distributions may be reduced if we issue additional limited partner units in the future (other than the issuance of common units upon a reset of the IDRs) and our GP does not contribute a proportionate amount of capital to us to maintain its 0.1% GP interest. As of March 31, 2025, we owned 8.69% of our GP.

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

Securities Authorized for Issuance Under Equity Compensation Plan

In connection with the completion of our initial public offering, our GP adopted the NGL Energy Partners LP Long-Term Incentive Plan. See Part III, Item 12–“Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters –Securities Authorized for Issuance Under Equity Compensation Plan,” which is incorporated by reference into this Item 5.

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

NGL Energy Partners LP, a Delaware master limited partnership (“we,” “us,” “our,” or the “Partnership”), is a diversified midstream energy partnership that transports, treats, recycles and disposes of produced and flowback water generated as part of the energy production process as well as transports, stores, markets and provides other logistics services for crude oil and liquid hydrocarbons. NGL Energy Holdings LLC serves as our general partner (“GP”). At March 31, 2025, our operations included three segments as discussed below.

Sale of Refined Products Business and Exiting Biodiesel Business

As of March 31, 2025, we completed winding down our biodiesel business (see Note 1 to our consolidated financial statements included in this Annual Report for a further discussion).

On March 17, 2025, we signed a purchase and sale agreement to sell our refined products business, including certain working capital items, to a third-party (see Note 1 to our consolidated financial statements included in this Annual Report for a further discussion). This sale closed on April 30, 2025.

The sale of our refined products business and winding down of our biodiesel business represent a strategic shift in our operations and will have a significant effect on our operations and financial results going forward. Accordingly, the results of operations and cash flows for our refined products and biodiesel businesses within our Liquids Logistics segment have been classified as discontinued operations for all periods presented and prior periods have been retrospectively adjusted in the consolidated statements of operations and consolidated statements of cash flows (see Note 18 to our consolidated financial statements included in this Annual Report for a further discussion).

Sale of Certain Natural Gas Liquids Terminals and Most of Our Wholesale Propane Business

On February 5, 2025, we signed a purchase and sale agreement to sell 17 of our natural gas liquids terminals, most of our wholesale propane business, our interest in an unconsolidated entity and working capital to a third-party (see Note 1 to our consolidated financial statements included in this Annual Report for a further discussion). This sale closed on April 30, 2025.

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

We operate in a number of the most prolific crude oil and natural gas producing areas in the United States including the Delaware Basin in New Mexico and Texas, the Denver-Julesburg (“DJ”) Basin in Colorado and the Eagle Ford Basin in Texas. With a system that handled approximately 958.3 million barrels of produced water across its areas of operation during the year ended March 31, 2025, we believe that we are the largest independent produced water transportation and disposal company in the United States.

The opportunity to generate revenue in our Water Solutions segment is driven in large part by the level of crude oil production in the areas where our facilities are located. Recently, our disposal volumes have been positively impacted by the increase in the level of crude oil production, particularly in the Delaware and Eagle Ford Basins, due to stable crude oil prices. Lower crude oil prices provide producers with less incentive to drill and complete new wells, which results in lower production and negatively impacts our disposal volumes.

Our Water Solutions segment generated operating income of $311.5 million during the year ended March 31, 2025, compared to operating income of $231.3 million during the year ended March 31, 2024.

Crude Oil Logistics

Our Crude Oil Logistics segment purchases crude oil from producers and marketers and transports it to refineries or for resale at pipeline injection stations, storage terminals, barge loading facilities, rail facilities and other trade hubs, and provides storage, terminaling and transportation services through its owned assets. Our activities in this segment are supported by certain long-term, fixed rate contracts with acreage dedications and which include minimum volume commitments on our storage tanks and owned and leased pipelines.

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

The following table summarizes the range of low and high crude oil spot prices per barrel of New York Mercantile Exchange (“NYMEX”) West Texas Intermediate Crude Oil at Cushing, Oklahoma for the periods indicated and the prices at period end:

	Crude Oil Spot Price Per Barrel
Year Ended March 31,	Low	High	At Period End
2025	$66.75	$86.91	$71.48
2024	$67.12	$93.68	$83.17
2023	$66.74	$122.11	$75.67

We believe volatility in commodity prices will continue, and our ability to adjust to and manage this volatility may impact our financial results.

Our Crude Oil Logistics segment generated operating income of $46.1 million during the year ended March 31, 2025, compared to operating income of $52.1 million during the year ended March 31, 2024.

Liquids Logistics

Our Liquids Logistics segment conducts supply operations for natural gas liquids to commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our five owned terminals, third-party storage and terminal facilities, nine common carrier pipelines and a fleet of leased railcars (updated for the transactions discussed above). We also provide services for marine exports of butane through our facility located in Chesapeake, Virginia and we also own a propane pipeline in Michigan. We attempt to reduce our exposure to price fluctuations by using back-to-back physical contracts and pre-sale agreements that allow us to lock in a margin on a percentage of our winter volumes. We also enter into financially settled derivative contracts as economic hedges of our physical inventory, physical sales and physical purchase contracts.

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

The following table summarizes the range of low and high propane spot prices per gallon at Conway, Kansas, and Mt. Belvieu, Texas, two of our main pricing hubs, for the periods indicated and the prices at period end:

	Conway, Kansas			Mt. Belvieu, Texas
	Propane Spot Price Per Gallon			Propane Spot Price Per Gallon
Year Ended March 31,	Low	High	At Period End	Low	High	At Period End
2025	$0.61	$0.99	$0.83	$0.49	$1.01	$0.90
2024	$0.49	$0.91	$0.78	$0.53	$0.97	$0.84
2023	$0.63	$1.34	$0.74	$0.64	$1.39	$0.78

The following table summarizes the range of low and high butane spot prices per gallon at Mt. Belvieu, Texas for the periods indicated and the prices at period end:

	Butane Spot Price Per Gallon
Year Ended March 31,	Low	High	At Period End
2025	$0.79	$1.26	$0.95
2024	$0.58	$1.14	$0.98
2023	$0.85	$1.65	$0.92

We believe volatility in commodity prices will continue, and our ability to adjust to and manage this volatility may impact our financial results.

Our Liquids Logistics segment generated operating income of $14.1 million during the year ended March 31, 2025, compared to an operating loss of $13.2 million during the year ended March 31, 2024.

Consolidated Results of Operations

The following table summarizes our consolidated statements of operations for the periods indicated:

	Year Ended March 31,
	2025	2024	2023
	(in thousands)
Revenues	$3,469,186	$4,153,307	$5,679,020
Cost of sales	2,507,077	3,185,434	4,689,414
Operating expenses	297,686	299,605	304,589
General and administrative expense	55,593	121,625	71,483
Depreciation and amortization	254,732	266,114	273,108
Loss on disposal or impairment of assets, net	31,448	115,936	86,776
Revaluation of liabilities	(6,705)	2,680	9,665
Operating income	329,355	161,913	243,985
Equity in earnings of unconsolidated entities	6,565	4,120	4,120
Interest expense	(280,078)	(269,804)	(275,438)
(Loss) gain on early extinguishment of liabilities, net	—	(55,281)	6,177
Other income, net	4,262	2,782	30,410
Income (loss) from continuing operations before income taxes	60,104	(156,270)	9,254
Income tax benefit (expense)	4,885	(1,458)	(219)
Income (loss) from continuing operations	64,989	(157,728)	9,035
(Loss) income from discontinued operations, net of tax	(21,826)	14,604	43,457
Net income (loss)	43,163	(143,124)	52,492
Less: Net income from continuing operations attributable to nonredeemable noncontrolling interests	(3,749)	(631)	(1,106)
Less: Net income from continuing operations attributable to redeemable noncontrolling interests	(46)	—	—
Net income (loss) attributable to NGL Energy Partners LP	$39,368	$(143,755)	$51,386

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

Other Developments

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

Seasonality

Seasonality impacts our Liquids Logistics segment. Consequently, for our Liquids Logistics segment, revenues, operating profits and operating cash flows are generated mostly in the third and fourth quarters of our fiscal year. We generally borrow under our asset-based revolving credit facility (“ABL Facility”) to supplement our operating cash flows during the periods in which we are building inventory (see “–Liquidity, Sources of Capital and Capital Resource Activities–General”).

Subsequent Events

See Note 20 to our consolidated financial statements included in this Annual Report for a discussion of transactions that occurred subsequent to March 31, 2025.

Segment Operating Results for the Years Ended March 31, 2025 and 2024

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated.

	Year Ended March 31,
	2025	2024	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$599,870	$572,972	$26,898
Sale of recovered crude oil	109,008	107,367	1,641
Recycled water	7,544	9,785	(2,241)
Other revenues	39,265	40,694	(1,429)
Total revenues	755,687	730,818	24,869
Expenses:
Cost of sales-excluding impact of derivatives	7,848	10,146	(2,298)
Derivative (gain) loss	(5,001)	1,148	(6,149)
Operating expenses	214,928	212,052	2,876
General and administrative expenses	6,120	5,417	703
Depreciation and amortization expense	217,227	214,480	2,747
Loss on disposal or impairment of assets, net	9,813	53,639	(43,826)
Revaluation of liabilities	(6,705)	2,680	(9,385)
Total expenses	444,230	499,562	(55,332)
Segment operating income	$311,457	$231,256	$80,201

Produced water processed (barrels per day)
Delaware Basin	2,303,142	2,123,337	179,805
Eagle Ford Basin	175,251	142,374	32,877
DJ Basin	146,956	150,426	(3,470)
Other Basins	—	740	(740)
Total	2,625,349	2,416,877	208,472
Recycled water (barrels per day)	116,058	84,212	31,846
Total (barrels per day)	2,741,407	2,501,089	240,318
Skim oil sold (barrels per day) (1)	4,268	3,992	276
Service fees for produced water processed ($/barrel) (2)(3)	$0.63	$0.65	$(0.02)
Recovered crude oil for produced water processed ($/barrel) (2)	$0.11	$0.12	$(0.01)
Operating expenses for produced water processed ($/barrel) (2)	$0.22	$0.24	$(0.02)

(1)    As of March 31, 2023, approximately 34,380 barrels of skim oil were stored and were sold during the year ended March 31, 2024.
(2)    Total produced water barrels processed during the years ended March 31, 2025 and 2024 were 958,252,275 and 884,576,981, respectively. These amounts do not include 49,861,950 barrels and 63,968,944 barrels for the years ended March 31, 2025 and 2024, respectively, related to payments made by certain producers for committed volumes not delivered, as discussed further below. In addition, water pipeline revenue, which is included in Other Revenues, includes payments from a producer for 19,257,873 committed barrels not delivered during the year ended March 31, 2025.

(3)    Excluding payments made by certain producers for committed volumes not delivered and the one-time item discussed below, service fees for produced water processed ($/barrel) would have been $0.60/barrel and $0.61/barrel during the years ended March 31, 2025 and 2024, respectively.

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

Recovered Crude Oil Revenues. The increase was due primarily to an increase in skim oil barrels sold due to more skim oil recovered from receiving more water in higher oil cut basins, partially offset by lower realized crude oil prices received from the sale of skim oil barrels. Also, during the year ended March 31, 2024, we sold approximately 34,380 barrels of skim oil that were stored as of March 31, 2023 due to tighter pipeline specifications.

Recycled Water Revenues. Revenue from recycled water includes the sale of produced water and recycled water for use in our customers’ completion activities. The decrease was due primarily to lower pricing for recycled water, partially offset by higher recycled water volumes related to timing of water to be used in completions.

Other Revenues. Other revenues primarily include reimbursements from construction projects, booster operating fees and generator rentals, water pipeline revenues, solids disposal revenues, land surface use revenues and brackish non-potable water revenues. The decrease was due primarily to lower land surface use revenues, mining revenues and lease revenue from certain surface use and compensation agreements primarily due to the sale of our ranches in April 2024 (see Note 17 to our consolidated financial statements included in this Annual Report). We also had lower reimbursements from construction projects, booster operating fees and generator rentals. These decreases were partially offset by higher water pipeline revenue, including payments from a producer for committed volumes not delivered, due to our expanded Lea County Express Pipeline system (“LEX II”) commencing operations during the three months ended December 31, 2024.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to lower recycling costs and a decrease in disposal fees paid to third-parties, partially offset by costs incurred that will be reimbursed by producers for generator and fuel costs at various booster stations.

Derivative (Gain) Loss. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the crude oil we expect to recover when processing produced water and selling recovered skim oil. During the year ended March 31, 2025, we had $5.0 million of net unrealized losses on derivatives and $10.0 million of net realized gains on derivatives. During the year ended March 31, 2024, we had $0.4 million of net unrealized losses on derivatives and $0.8 million of net realized losses on derivatives.

Operating and General and Administrative Expenses. The increase was due primarily to higher royalty expense due to volumes related to the LEX II pipeline commencing operations and increased volumes at certain other saltwater disposal wells, higher business insurance expense for remediation costs incurred and lower severance taxes in the prior year as a result of a severance tax refund in September 2023 related to prior periods. These increases were partially offset by lower chemical expense due to purchasing fewer chemicals and using them more efficiently and lower repairs and maintenance expense due to the timing of repairs and tank cleaning.

Depreciation and Amortization Expense. The increase was due primarily to depreciation of newly developed facilities and infrastructure, partially offset by certain long-term assets being fully amortized, impaired or sold during the fiscal years ended March 31, 2024 and 2025.

Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2025, we recorded a net loss of $15.1 million primarily related to the write down of the value of certain saltwater disposal wells and other assets as well as abandonment of certain capital projects and the retirement of certain other assets. We also recorded a loss of $8.0 million related to the write down of certain investments in unconsolidated entities and related assets to fair value less cost to sell (see Note 18 to our consolidated financial statements included in this Annual Report). In addition, we recorded a $3.4 million loss from the settlement of a dispute related to a force majeure event, which resulted in the plugging and abandoning of a disposal well in a prior period. Lastly, we recorded a net gain of $10.1 million primarily related to the sale of certain assets (see Note 17 to our consolidated financial statements included in this Annual Report) and a gain of $6.5 million from insurance recoveries for certain saltwater disposal facilities and boosters damaged in a prior period. During the year ended March 31, 2024, we recorded a net loss of $37.5 million primarily related to the write down of the value of certain saltwater disposal wells as well as the abandonment of certain capital projects and the retirement of certain assets, a net loss of $17.6 million primarily related to the sale of certain assets and an impairment of $2.4 million for certain leases due to underutilization of certain freshwater wells. In addition, we recorded a gain of $3.9 million from insurance recoveries for certain saltwater disposal facilities and boosters damaged in a prior period.

Revaluation of Liabilities. During the year ended March 31, 2025, there was a decrease in expense for the valuation of our contingent consideration liabilities related to royalty agreements acquired as part of certain business combinations due primarily to lower expected produced water volumes from our customers, resulting in a decrease to the expected future royalty payment. During the year ended March 31, 2024, there was an increase in expense for the valuation of our contingent consideration liabilities related to royalty agreements acquired as part of certain business combinations due primarily to higher expected production from new customers, resulting in an increase to the expected future royalty payment.

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Year Ended March 31,
	2025	2024	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$806,653	$1,597,238	$(790,585)
Crude oil transportation and other sales	73,249	59,373	13,876
Total revenues	879,902	1,656,611	(776,709)
Expenses:
Cost of sales-excluding impact of derivatives	771,526	1,514,370	(742,844)
Derivative (gain) loss	(2,872)	7,367	(10,239)
Operating expenses	38,408	39,004	(596)
General and administrative expenses	2,673	3,780	(1,107)
Depreciation and amortization expense	25,070	36,922	(11,852)
(Gain) loss on disposal or impairment of assets, net	(1,004)	3,094	(4,098)
Total expenses	833,801	1,604,537	(770,736)
Segment operating income	$46,101	$52,074	$(5,973)

Crude oil sold (barrels)	10,412	20,068	(9,656)
Crude oil transported on owned pipelines (barrels)	22,238	25,611	(3,373)
Crude oil storage capacity - owned and leased (barrels) (1)	5,232	5,232	—
Crude oil storage capacity leased to third-parties (barrels) (1)	1,650	2,250	(600)
Crude oil inventory (barrels) (1)	339	573	(234)
Crude oil sold ($/barrel)	$77.473	$79.591	$(2.118)
Cost per crude oil sold ($/barrel) (2)	$74.100	$75.462	$(1.362)
Crude oil product margin ($/barrel) (2)	$3.373	$4.129	$(0.756)

(1)    Information is presented as of March 31, 2025 and March 31, 2024, respectively.
(2)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were due primarily to lower sales volumes due to lower production on acreage dedicated to us in the DJ Basin during the year ended March 31, 2025, compared to the year ended March 31, 2024. Lower crude oil prices also contributed to the decrease.

During the year ended March 31, 2025, the crude oil product margin decreased primarily due to lower volumes as discussed further above. Contributing to the decrease in product margin and margin per barrel was the expiration of certain higher-margin purchase contracts during the year ended March 31, 2024, which resulted in lower margin realized on barrels purchased during the year ended March 31, 2025. The decrease in margin per barrel for the year ended March 31, 2025, compared to the year ended March 31, 2024 was partially offset by higher price and quality differentials realized, and the sale of the remaining pipeline transportation deficiency credits included in gross margin during the year ended March 31, 2025. Crude oil product margin calculations do not include gains and losses from derivatives that may offset the movement in the physical margin.

Derivative (Gain) Loss. Our cost of sales during the year ended March 31, 2025 included $1.1 million of net realized losses on derivatives and $4.0 million of net unrealized gains on derivatives. Our cost of sales during the year ended March 31, 2024 included $58.4 million of net realized gains on derivatives and $65.8 million of net unrealized losses on derivatives. The amounts in the previous sentence for the year ended March 31, 2024 includes net realized gains of $60.9 million and net unrealized losses of $61.4 million associated with derivative instruments related to our hedge of the CMA Differential Roll, defined and discussed below under “–Non-GAAP Financial Measures.”

Crude Oil Transportation and Other Sales. The increase was primarily due to higher tariff revenue on the Grand Mesa Pipeline as a result of signing a new shipper during the open season that ended January 5, 2024. Additionally, the year ended March 31, 2025 benefited from higher terminaling revenue from an acreage dedication in the Eagle Ford Basin and higher throughput revenue from crude oil transported on third-party pipelines. These increases were partially offset by lower storage fees at our Cushing terminal during the year ended March 31, 2025.

During the year ended March 31, 2025, physical volumes on the Grand Mesa Pipeline averaged approximately 61,000 barrels per day, compared to approximately 70,000 barrels per day for the year ended March 31, 2024. Lower contracted volumes were shipped on the Grand Mesa Pipeline due to lower production on acreage dedicated to us in the DJ Basin.

Operating and General and Administrative Expenses. The decrease was primarily due to lower utilities expense and lower materials and supplies expense on the Grand Mesa Pipeline and at our Cushing terminal from lower volumes flowing through the system during the year ended March 31, 2025, compared to the year ended March 31, 2024. In addition, the year ended March 31, 2025 benefited from lower cleaning, repairs and maintenance costs on our owned railcars, lower environmental costs at one of our terminals, and lower corporate cost allocations. These decreases were partially offset by higher incentive compensation expenses and higher ad valorem taxes assessed on the Grand Mesa Pipeline by the State of Colorado.

Depreciation and Amortization Expense. The decrease was primarily due to certain assets becoming fully depreciated during the year ended March 31, 2024.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2025, we recorded a net gain of $1.0 million primarily due to the gain on the sale of railcars (see Note 17 to our consolidated financial statements included in this Annual Report), partially offset by the write-down in value of linefill expected to be sold over the next four months and the loss on the sale of certain other assets. During the year ended March 31, 2024, we recorded a net loss of $3.1 million primarily due to the retirement or sale of certain assets.

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated. As discussed above, the operating results of our refined products and biodiesel businesses have been classified as discontinued operations for all periods presented and prior periods have been retrospectively adjusted.

	Year Ended March 31,
	2025	2024	Change
	(in thousands, except per gallon amounts)
Propane:
Sales	$755,646	$739,591	$16,055
Cost of sales-excluding impact of derivatives	721,372	692,649	28,723
Derivative (gain) loss	(1,509)	2,463	(3,972)
Product margin	35,783	44,479	(8,696)

Butane:
Sales	649,452	628,685	20,767
Cost of sales-excluding impact of derivatives	606,694	587,307	19,387
Derivative loss	14,136	2,771	11,365
Product margin	28,622	38,607	(9,985)

Other products:
Sales-excluding impact of derivatives	414,985	383,998	30,987
Cost of sales-excluding impact of derivatives	393,935	367,293	26,642
Derivative (gain) loss	(272)	25	(297)
Product margin	21,322	16,680	4,642

Service:
Sales	13,529	14,151	(622)
Cost of sales	1,636	1,379	257
Product margin	11,893	12,772	(879)

Expenses:
Operating expenses	44,350	48,549	(4,199)
General and administrative expenses	7,208	7,281	(73)
Depreciation and amortization expense	9,408	9,963	(555)
Loss on disposal or impairment of assets, net	22,596	59,923	(37,327)
Total expenses	83,562	125,716	(42,154)
Segment operating income (loss)	$14,058	$(13,178)	$27,236

Natural gas liquids storage capacity - owned and leased (gallons) (1)	52,721	122,831	(70,110)

Propane sold (gallons)	760,287	811,035	(50,748)
Propane sold ($/gallon)	$0.994	$0.912	$0.082
Cost per propane sold ($/gallon) (2)	$0.949	$0.854	$0.095
Propane product margin ($/gallon) (2)	$0.045	$0.058	$(0.013)
Propane inventory (gallons) (1)	11,833	35,177	(23,344)

Butane sold (gallons)	516,202	537,015	(20,813)
Butane sold ($/gallon)	$1.258	$1.171	$0.087
Cost per butane sold ($/gallon) (2)	$1.175	$1.094	$0.081
Butane product margin (loss) ($/gallon) (2)	$0.083	$0.077	$0.006
Butane inventory (gallons) (1)	21,871	17,790	4,081

Other products sold (gallons)	277,495	263,422	14,073
Other products sold ($/gallon)	$1.495	$1.458	$0.037
Cost per other products sold ($/gallon) (2)	$1.420	$1.394	$0.026
Other products product margin ($/gallon) (2)	$0.075	$0.064	$0.011
Other products inventory (gallons) (1)	8,556	5,623	2,933

(1)    Information is presented as of March 31, 2025 and March 31, 2024, respectively.

(2)    Cost and product margin (loss) per gallon excludes the impact of derivatives.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in sales and cost of sales, excluding the impact of derivatives, were primarily due to higher prices during the quarter ended March 31, 2025 due to the cold weather experienced throughout the United States during the first two months of the quarter. Propane volumes decreased during the year ended March 31, 2025 due to lower contracted volumes and reduced retail customer demand.

Propane product margins, excluding the impact of derivatives, decreased during the year ended March 31, 2025 primarily due to lower volumes. For most of the year ended March 31, 2025, we sold higher priced inventory into a market of declining prices, compared to the year ended March 31, 2024, when we were selling lower priced inventory into a market with rising prices. In addition, during the quarter ended March 31, 2025, due to an increase in demand due to the colder than normal weather, we were short product and had to purchase spot barrels at higher prices to fulfill term obligations, resulting in lower margins.

Propane Derivative (Gain) Loss. Our cost of propane sales included $3.0 million of net unrealized losses on derivatives and $4.5 million of net realized gains on derivatives during the year ended March 31, 2025. During the year ended March 31, 2024, our cost of propane sales included $4.6 million of net unrealized gains on derivatives and $7.0 million of net realized losses on derivatives.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in sales and cost of sales, excluding the impact of derivatives, were due primarily to higher butane prices during the year ended March 31, 2025.

Butane product margins, excluding the impact of derivatives, increased during the year ended March 31, 2025, as compared to the year ended March 31, 2024, primarily due to higher prices, partially offset by lower volumes due to a weak gasoline blending season.

Butane Derivative Loss. Our cost of butane sales during the year ended March 31, 2025 included $0.6 million of net unrealized gains on derivatives and $14.7 million of net realized losses on derivatives. Our cost of butane sales included $3.2 million of net unrealized losses on derivatives and $0.5 million of net realized gains on derivatives during the year ended March 31, 2024.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in sales and cost of sales, excluding the impact of derivatives, were primarily due to an increase in prices and volumes. Strong spot markets led to an increase in isobutane and natural gasoline sales and asphalt sales increased due to a consistent supply during the year ended March 31, 2025.

Other products sales product margins, excluding the impact of derivatives, increased during the year ended March 31, 2025 due to the increase in volumes and prices, as discussed further above.

Other Products Derivative (Gain) Loss. Our derivatives of other products included $0.3 million of net realized gains on derivatives during the year ended March 31, 2025. Our derivatives of other products during the year ended March 31, 2024 included $0.1 million of net realized gains on derivatives and $0.1 million of net unrealized losses on derivatives.

Service Sales and Cost of Sales. The sales include storage, terminaling and transportation services income. Sales and cost of sales during the year ended March 31, 2025 remained consistent with the year ended March 31, 2024.

Operating and General and Administrative Expenses. The decrease during the year ended March 31, 2025 compared to the year ended March 31, 2024 was primarily due to a decrease in incentive compensation due to lower than expected earnings, a decrease in travel and entertainment expenses due to our efforts in the prior year to visit all customers and lower office lease expense due to the sale of certain terminals in the prior year.

Depreciation and Amortization Expense. The decrease was due to a customer relationship intangible asset being fully amortized as of June 30, 2023.

Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2025, we recorded a net loss of $22.6 million. The net loss was due to a goodwill impairment loss of $17.9 million in our Wholesale/Terminal reporting unit (see Note 5 to our consolidated financial statements included in this Annual Report). We also recorded a net loss of $7.3 million due to costs incurred related to the sale of certain natural gas liquid terminals and a net gain of $2.0 million for the sale of the Green Bay terminal discussed in Note 17 to our consolidated financial statements included in this Annual Report. During the year ended March 31, 2024, we recorded a goodwill impairment loss of $69.2 million in our Wholesale/Terminal reporting unit (see Note 5 to our consolidated financial statements included in this Annual Report). In addition, we recorded a net gain of $8.5 million due to the sale of three natural gas liquids terminals and we recorded a net gain of $0.8 million related to the retirement or sale of certain other assets.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Year Ended March 31,
	2025	2024	Change
	(in thousands)
Other revenues:
Service revenues	$401	$—	$401
Cost of sales:
Derivative gain	—	(937)	937
Expenses:
General and administrative expenses	39,592	105,147	(65,555)
Depreciation and amortization expense	3,027	4,749	(1,722)
Loss (gain) on disposal or impairment of assets, net	43	(720)	763
Total expenses	42,662	109,176	(66,514)
Operating loss	$(42,261)	$(108,239)	$65,978

Service Revenues. These revenues relate to billings to the noncontrolling interest holders for usage of the airplanes acquired in June and October 2024.

Cost of Sales - Derivative Gain. Our cost of sales during the year ended March 31, 2024 included $0.2 million of net realized losses on derivatives and $1.2 million of net unrealized gains on derivatives. We entered into economic hedges to protect our liquidity positions and leverage from a significant increase in commodity prices that drive our working capital demands. There were no open hedge positions that would impact cost of sales as of March 31, 2025.

General and Administrative Expenses. The decrease during the year ended March 31, 2025 is primarily due to the increase in our accrual as of March 31, 2024, related to the LCT Capital, LLC (“LCT”) legal matter (see Note 8 to our consolidated financial statements included in this Annual Report and also in the section below discussing the segment operating results for the years ended March 31, 2024 and 2023). The decrease also relates to lower legal expenses as several large cases ended and lower business insurance expense as we paid an insurance company in the prior year for the release of any supplementary calls related to our former crude marine business. Compensation expense was also lower due to the elimination of the share-based compensation expense due to all outstanding long-term incentive plan awards being fully vested in November 2023.

Depreciation and Amortization Expense. The decrease during the year ended March 31, 2025 was due to software that became fully depreciated during the year ended March 31, 2024.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the year ended March 31, 2025, we recorded a net loss of less than $0.1 million due to the write-off of information technology equipment. During the year ended March 31, 2024, we sold an airplane for a gain of $0.7 million.

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities was $6.6 million during the year ended March 31, 2025, compared to $4.1 million during the year ended March 31, 2024. The increase of $2.5 million during the year ended March 31, 2025 was due primarily to higher earnings from certain membership interests related to specific land and water services operations.

Interest Expense

The following table summarizes the components of our consolidated interest expense for the periods indicated:

	Year Ended March 31,
	2025	2024	Change
	(in thousands)
Senior secured notes	$182,000	$160,088	$21,912
Senior secured term loan “B” credit facility (“Term Loan B”)	63,118	11,275	51,843
ABL Facility	20,893	15,645	5,248
Senior unsecured notes	—	40,829	(40,829)
Other indebtedness	1,630	26,781	(25,151)
Total debt interest expense	267,641	254,618	13,023
Amortization of debt issuance costs	12,010	15,701	(3,691)
Unrealized loss (gain) on interest rate swaps	3,054	(515)	3,569
Realized gain on interest rate swaps	(2,627)	—	(2,627)
Total interest expense	$280,078	$269,804	$10,274

The debt interest expense increased $13.0 million during the year ended March 31, 2025 primarily due to higher interest rates on the Term Loan B, the 8.125% senior secured notes due 2029 (“2029 Senior Secured Notes”) and the 8.375% senior secured notes due 2032 (“2032 Senior Secured Notes”). This was partially offset by the repurchase/redemption of the 6.125% senior unsecured notes due 2025 (“2025 Notes”) and the redemption of the 7.5% senior unsecured notes due 2026 (“2026 Notes”) (collectively, the “Senior Unsecured Notes”) during the year ended March 31, 2024. Also, in the prior year we had an interest accrual of $26.1 million, included in other indebtedness, related to the LCT legal matter (see Note 8 to our consolidated financial statements included in this Annual Report).

Loss on Early Extinguishment of Liabilities, Net

Loss on early extinguishment of liabilities, net was $55.3 million during the year ended March 31, 2024. During the year ended March 31, 2024, the net loss (inclusive of debt issuance costs written off) primarily relates to the call premium of $38.4 million paid for the early extinguishment of the outstanding 7.5% senior secured notes due 2026 (“2026 Senior Secured Notes”), the write-off of debt issuance costs and other expenses related to the repurchase/redemption of the 2026 Senior Secured Notes and Senior Unsecured Notes during the fiscal year. We did not repurchase any debt during the year ended March 31, 2025. See Note 7 to our consolidated financial statements included in this Annual Report for a further discussion of the debt instruments repurchased and redeemed.

Other Income, Net

Other income, net of $4.3 million during the year ended March 31, 2025 consisted primarily of a gain on the expiration of an option, realized and unrealized gains on marketable securities, interest income on loan receivables (see Note 2 to our consolidated financial statements included in this Annual Report for a further discussion) and unrealized losses on investments. Other income, net of $2.8 million during the year ended March 31, 2024 consisted primarily of interest income on loan receivables and cash on hand, income from the settlement of a dispute and income from excess distributions received from an equity method investee.

Income Tax Benefit (Expense)

Income tax benefit was $4.9 million during the year ended March 31, 2025, compared to income tax expense of $1.5 million during the year ended March 31, 2024. See Note 2 to our consolidated financial statements included in this Annual Report for a further discussion.

Noncontrolling Interests - Redeemable and Nonredeemable

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third-parties. Noncontrolling interest income was $3.8 million during the year ended March 31, 2025, compared to $0.6 million during the year ended March 31, 2024. The increase of $3.2 million during the year ended March 31, 2025 was due primarily to higher income from certain water solutions operations.

Segment Operating Results for the Years Ended March 31, 2024 and 2023

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated.

	Year Ended March 31,
	2024	2023	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$572,972	$524,689	$48,283
Sale of recovered crude oil	107,367	120,705	(13,338)
Recycled water	9,785	13,841	(4,056)
Other revenues	40,694	37,803	2,891
Total revenues	730,818	697,038	33,780
Expenses:
Cost of sales-excluding impact of derivatives	10,146	9,737	409
Derivative loss	1,148	4,363	(3,215)
Operating expenses	212,052	212,115	(63)
General and administrative expenses	5,417	8,722	(3,305)
Depreciation and amortization expense	214,480	207,081	7,399
Loss on disposal or impairment of assets, net	53,639	46,431	7,208
Revaluation of liabilities	2,680	9,665	(6,985)
Total expenses	499,562	498,114	1,448
Segment operating income	$231,256	$198,924	$32,332

Produced water processed (barrels per day)
Delaware Basin	2,123,337	2,042,777	80,560
Eagle Ford Basin	142,374	119,458	22,916
DJ Basin	150,426	150,619	(193)
Other Basins	740	14,483	(13,743)
Total	2,416,877	2,327,337	89,540
Recycled water (barrels per day)	84,212	118,847	(34,635)
Total (barrels per day)	2,501,089	2,446,184	54,905
Skim oil sold (barrels per day) (1)	3,992	3,764	228
Service fees for produced water processed ($/barrel) (2)(3)	$0.65	$0.62	$0.03
Recovered crude oil for produced water processed ($/barrel) (2)	$0.12	$0.14	$(0.02)
Operating expenses for produced water processed ($/barrel) (2)	$0.24	$0.25	$(0.01)

(1)    As of March 31, 2023, approximately 34,380 barrels of skim oil were stored and were sold during the year ended March 31, 2024.
(2)    Total produced water barrels processed during the years ended March 31, 2024 and 2023 were 884,576,981 and 849,477,938, respectively. These amounts do not include 63,968,944 barrels and 36,143,594 barrels for the years ended March 31, 2024 and 2023, respectively, related to payments made by certain producers for committed volumes not delivered, as discussed further below.
(3)    Excluding payments made by certain producers for committed volumes not delivered and the one-time item discussed below, service fees for produced water processed ($/barrel) would have been $0.61/barrel and $0.59/barrel during the years ended March 31, 2024 and 2023, respectively.

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

Revaluation of Liabilities. During the years ended March 31, 2024 and 2023, there was an increase in expense for the valuation of our contingent consideration liabilities related to royalty agreements acquired as part of certain business combinations due primarily to higher expected produced water volumes from our customers, resulting in an increase to the expected future royalty payment.

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Year Ended March 31,
	2024	2023	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$1,597,238	$2,376,434	$(779,196)
Crude oil transportation and other sales	59,373	96,978	(37,605)
Total revenues	1,656,611	2,473,412	(816,801)
Expenses:
Cost of sales-excluding impact of derivatives	1,514,370	2,274,089	(759,719)
Derivative loss (gain)	7,367	(14,565)	21,932
Operating expenses	39,004	50,154	(11,150)
General and administrative expenses	3,780	4,547	(767)
Depreciation and amortization expense	36,922	46,577	(9,655)
Loss on disposal or impairment of assets, net	3,094	31,086	(27,992)
Total expenses	1,604,537	2,391,888	(787,351)
Segment operating income	$52,074	$81,524	$(29,450)

Crude oil sold (barrels)	20,068	25,497	(5,429)
Crude oil transported on owned pipelines (barrels)	25,611	27,714	(2,103)
Crude oil storage capacity - owned and leased (barrels) (1)	5,232	5,232	—
Crude oil storage capacity leased to third-parties (barrels) (1)	2,250	1,501	749
Crude oil inventory (barrels) (1)	573	684	(111)
Crude oil sold ($/barrel)	$79.591	$93.204	$(13.613)
Cost per crude oil sold ($/barrel) (2)	$75.462	$89.190	$(13.728)
Crude oil product margin ($/barrel) (2)	$4.129	$4.014	$0.115

(1)    Information is presented as of March 31, 2024 and March 31, 2023, respectively.
(2)    Cost and product margin per barrel excludes the impact of derivatives.

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
Crude oil product margin per barrel increased during the year ended March 31, 2024, compared to the year ended March 31, 2023, due to the sale of lower priced inventory into a market in which prices were increasing during certain periods of 2024. Whereas during the year ended March 31, 2023, we were selling higher priced inventory into a market in which prices were generally declining throughout the fiscal year. Crude oil product margin calculations does not include gains and losses from derivatives that may offset the movement in the physical margin.

Derivative Loss (Gain). Our cost of sales during the year ended March 31, 2024 included $58.4 million of net realized gains on derivatives and $65.8 million of net unrealized losses on derivatives. The amounts in the previous sentence for the year ended March 31, 2024 included net realized gains of $60.9 million and net unrealized losses of $61.4 million associated with derivative instruments related to our hedge of the CMA Differential Roll, defined and discussed below under “–Non-GAAP Financial Measures.” Our cost of sales during the year ended March 31, 2023 included $35.5 million of net realized losses on derivatives and $50.1 million of net unrealized gains on derivatives. The amounts in the previous sentence for the year ended

March 31, 2023 includes net realized losses of $13.1 million and net unrealized gains of $23.8 million associated with derivative instruments related to our hedge of the CMA Differential Roll.

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

Operating and General and Administrative Expenses. The decrease was primarily due to the sale of our marine assets on March 30, 2023. Additionally, the current year benefited from lower incentive compensation expense, as well as lower repairs and maintenance expense on leased railcars returned to the lessor in the prior year.

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

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated. As discussed above, the operating results of our refined products and biodiesel businesses have been classified as discontinued operations for all periods presented and prior periods have been retrospectively adjusted.

	Year Ended March 31,
	2024	2023	Change
	(in thousands, except per gallon amounts)
Propane:
Sales	$739,591	$1,161,129	$(421,538)
Cost of sales-excluding impact of derivatives	692,649	1,103,786	(411,137)
Derivative loss	2,463	11,642	(9,179)
Product margin	44,479	45,701	(1,222)

Butane:
Sales	628,685	773,633	(144,948)
Cost of sales-excluding impact of derivatives	587,307	776,845	(189,538)
Derivative loss (gain)	2,771	(22,976)	25,747
Product margin	38,607	19,764	18,843

Other products:
Sales -excluding impact of derivatives	383,998	568,180	(184,182)
Cost of sales-excluding impact of derivatives	367,293	551,053	(183,760)
Derivative loss	25	1,246	(1,221)
Product margin	16,680	15,881	799

Service:
Sales	14,151	14,218	(67)
Cost of sales	1,379	1,603	(224)
Product margin	12,772	12,615	157

Expenses:
Operating expenses	48,549	42,320	6,229
General and administrative expenses	7,281	7,236	45
Depreciation and amortization expense	9,963	12,788	(2,825)
Loss on disposal or impairment of assets, net	59,923	10,171	49,752
Total expenses	125,716	72,515	53,201
Segment operating (loss) income	$(13,178)	$21,446	$(34,624)

Natural gas liquids storage capacity - owned and leased (gallons) (1)	122,831	152,719	(29,888)

Propane sold (gallons)	811,035	1,018,937	(207,902)
Propane sold ($/gallon)	$0.912	$1.140	$(0.228)
Cost per propane sold ($/gallon) (2)	$0.854	$1.083	$(0.229)
Propane product margin ($/gallon) (2)	$0.058	$0.057	$0.001
Propane inventory (gallons) (1)	35,177	48,379	(13,202)

Butane sold (gallons)	537,015	539,658	(2,643)
Butane sold ($/gallon)	$1.171	$1.434	$(0.263)
Cost per butane sold ($/gallon) (2)	$1.094	$1.440	$(0.346)
Butane product margin (loss) ($/gallon) (2)	$0.077	$(0.006)	$0.083
Butane inventory (gallons) (1)	17,790	17,409	381

Other products sold (gallons)	263,422	318,511	(55,089)
Other products sold ($/gallon)	$1.458	$1.784	$(0.326)
Cost per other products sold ($/gallon) (2)	$1.394	$1.730	$(0.336)
Other products product margin ($/gallon) (2)	$0.064	$0.054	$0.010
Other products inventory (gallons) (1)	5,623	3,889	1,734

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

Other products sales product margins, excluding the impact of derivatives, decreased during the year ended March 31, 2024, mainly due to loss of certain supply contracts for natural gasoline as well as decreased market prices for natural gasoline.

Other Products Derivative Loss. Our derivatives of other products included $0.1 million of net realized gains on derivatives and $0.1 million of net unrealized losses on derivatives during the year ended March 31, 2024. Our derivatives of other products during the year ended March 31, 2023 included $1.3 million of net realized losses on derivatives and $0.1 million of net unrealized gains on derivatives.

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

Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2024, we recorded a goodwill impairment loss of $69.2 million in our Wholesale/Terminal reporting unit (see Note 5 to our consolidated financial statements included in this Annual Report). In addition, we recorded a net gain of $8.5 million due to the sale of three natural gas liquids terminals and we recorded a net gain of $0.8 million related to the retirement or sale of certain other assets. During the year ended March 31, 2023, we recorded a net loss of $10.1 million due to the impairment of several underperforming natural gas liquids terminals. In addition, during the year ended March 31, 2023, we recorded a net loss of $0.1 million related to the sale and retirement of other assets.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Year Ended March 31,
	2024	2023	Change
	(in thousands)
Cost of sales:
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

General and Administrative Expenses. The increase during the year ended March 31, 2024 relates primarily to the increase in our accrual related to the LCT legal matter from $2.5 million to $36.0 million (see Note 8 to our consolidated financial statements included in this Annual Report), and the write-off of $14.2 million of legal costs related to the LCT legal matter that were originally allocated to the GP. In addition, we also incurred increased business insurance expense as we paid the insurance company to be released from any future supplementary calls on our indemnity policy related to our former crude marine business (which we sold on March 30, 2023), increased insurance premiums and a reduction in our corporate overhead allocation to the other business segments. These increases were partially offset by a decrease in equity-based incentive compensation as our final service award vested on November 15, 2023.

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

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities of $4.1 million during the year ended March 31, 2024 consisted primarily of earnings from certain membership interests related to specific land and water services operations and earnings from another entity due to a gain recognized on the sale of an airplane during the three months ended December 31, 2023. Equity in earnings of unconsolidated entities of $4.1 million during the year ended March 31, 2023 consisted primarily of earnings from certain membership interests related to specific land and water services operations and a loss from our interest in an aircraft company.

Interest Expense

The following table summarizes the components of our consolidated interest expense for the periods indicated:

	Year Ended March 31,
	2024	2023	Change
	(in thousands)
Senior secured notes	$160,088	$153,750	$6,338
Senior unsecured notes	40,829	76,288	(35,459)
ABL Facility	15,645	17,111	(1,466)
Term Loan B	11,275	—	11,275
Other indebtedness	26,781	11,552	15,229
Total debt interest expense	254,618	258,701	(4,083)
Amortization of debt issuance costs	15,701	16,737	(1,036)
Unrealized gain on interest rate swaps	(515)	—	(515)
Total interest expense	$269,804	$275,438	$(5,634)

The debt interest expense decreased $4.1 million during the year ended March 31, 2024 primarily due to the repurchase of the 7.5% senior unsecured notes due 2023 (“2023 Notes”) throughout the prior year and the redemption of the remaining 2023 Notes on March 31, 2023. In addition, we repurchased a portion of the outstanding 2025 Notes during the three months ended June 30, 2023. Also, in the prior year, we had an accrual of the settlement of a claim for the failure to pay interest on royalty payments. These decreases were partially offset by $26.1 million of interest accrued related to the LCT legal matter (see Note 8 to our consolidated financial statements included in this Annual Report) and an increase due to higher interest rates on the new debt instruments.

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

Other Income, Net

Other income, net of $2.8 million during the year ended March 31, 2024 consisted primarily of interest income on loan receivables (see Note 2 to our consolidated financial statements included in this Annual Report for a further discussion) and cash on hand, income from the settlement of a dispute and income from excess distributions received from an equity method investee. Other income, net of $30.4 million during the year ended March 31, 2023 consisted primarily of a settlement of a dispute associated with commercial activities not occurring in the current reporting periods (see Note 17 to our consolidated financial statements included in this Annual Report for a further discussion).

Income Tax Expense

Income tax expense was $1.5 million during the year ended March 31, 2024, compared to income tax expense of $0.2 million during the year ended March 31, 2023. See Note 2 to our consolidated financial statements included in this Annual Report for a further discussion.

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

As previously reported, for purposes of our Adjusted EBITDA calculation, we did not draw a distinction between realized and unrealized gains and losses on derivatives of certain businesses within our Liquids Logistics segment, which are included in discontinued operations. The primary hedging strategy of these businesses is to hedge against the risk of declines in the value of inventory over the course of the contract cycle, and many of the hedges cover extended periods of time. The “inventory valuation adjustment” row in the reconciliation table reflects the difference between the market value of the inventory of these businesses at the balance sheet date and its cost. We include this in Adjusted EBITDA because the unrealized gains and losses for derivative contracts associated with the inventory of this segment, which are intended primarily to hedge inventory holding risk and are included in net income, also affect Adjusted EBITDA. Beginning April 1, 2024, and going forward, we will now be drawing a distinction between realized and unrealized gains and losses on derivatives and will no longer include the activity on the “inventory valuation adjustment” row in the reconciliation table for these certain businesses within our Liquids Logistics segment, which are included in discontinued operations. This change aligns with how management now views and evaluates the transactions within these businesses and is also consistent with the calculation of Adjusted EBITDA used in our other businesses. If this change was made as of April 1, 2022, Adjusted EBITDA for the years ended March 31, 2023 and 2024 would have been $638.8 million and $609.5 million, respectively.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods indicated:

	Year Ended March 31,
	2025	2024	2023
	(in thousands)
Net income (loss)	$43,163	$(143,124)	$52,492
Less: Net income from continuing operations attributable to nonredeemable noncontrolling interests	(3,749)	(631)	(1,106)
Less: Net income from continuing operations attributable to redeemable noncontrolling interests	(46)	—	—
Net income (loss) attributable to NGL Energy Partners LP	39,368	(143,755)	51,386
Interest expense	280,241	270,004	275,505
Income tax (benefit) expense	(4,775)	2,405	271
Depreciation and amortization	253,190	266,287	273,544
EBITDA	568,024	394,941	600,706
Net unrealized losses (gains) on derivatives	21,782	63,762	(50,438)
Lower of cost or net realizable value adjustments (1)	(1,619)	1,337	(11,534)
Loss on disposal or impairment of assets, net (2)	33,705	115,555	86,872
Revaluation of liabilities	(6,705)	2,680	9,665
CMA Differential Roll net losses (gains) (3)	—	(71,285)	3,547
Inventory valuation adjustment (4)	—	(3,419)	(7,795)
Loss (gain) on early extinguishment of liabilities, net	—	55,281	(6,177)
Equity-based compensation expense	—	1,098	2,718
Other (5)	2,572	50,131	5,111
Adjusted EBITDA	$617,759	$610,081	$632,675
Adjusted EBITDA - Discontinued Operations (6)	$(5,133)	$16,667	$39,066
Adjusted EBITDA - Continuing Operations	$622,892	$593,414	$593,609

(1)    Lower of cost or net realizable value adjustments in the table above differ from lower of cost or net realizable value adjustments reported in our consolidated statements of cash flows, as the amounts reported in the table above represent the change in lower of cost or net realizable value adjustments recorded in the consolidated statements of operations, which includes reversals, whereas the amounts reported in our consolidated statements of cash flows represent the lower of cost or net realizable value adjustments recorded at the balance sheet date.
(2)    Excludes amounts related to unconsolidated entities and noncontrolling interests.
(3)    Adjustment to align, within Adjusted EBITDA, the net gains and losses of the Partnership’s CMA Differential Roll derivative instruments positions with the physical margin being hedged. See “Non-GAAP Financial Measures” section above for a further discussion.
(4)    Amounts represent the difference between the market value of the inventory at the balance sheet date and its cost. See “Non-GAAP Financial Measures” section above for a further discussion.
(5)    Amounts represent accretion expense for asset retirement obligations, unrealized gains and losses on investments and marketable securities and expenses incurred related to legal and advisory costs associated with acquisitions and dispositions, including the accrued judgment related to the LCT legal matter, excluding interest (see Note 8 to our consolidated financial statements included in this Annual Report), and the write-off of the legal costs related to the LCT legal matter that were originally allocated to the GP. Also, the amount for the year ended March 31, 2023 includes the write off of an asset acquired in a prior period acquisition and non-cash operating expenses related to our Grand Mesa Pipeline.
(6)    Amounts include our refined products and biodiesel businesses.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts reported in our consolidated statements of operations and consolidated statements of cash flows for the periods indicated:

	Year Ended March 31,
	2025	2024	2023
	(in thousands)
Depreciation and amortization per EBITDA table	$253,190	$266,287	$273,544
Intangible asset amortization recorded to cost of sales	(257)	—	(14)
Depreciation and amortization attributable to unconsolidated entities	(426)	(686)	(783)
Depreciation and amortization attributable to noncontrolling interests	2,708	1,182	1,134
Depreciation and amortization attributable to discontinued operations	(483)	(669)	(773)
Depreciation and amortization per consolidated statements of operations	$254,732	$266,114	$273,108

Depreciation and amortization per EBITDA table	$253,190	$266,287	$273,544
Amortization of debt issuance costs recorded to interest expense	12,010	15,701	16,737
Amortization of royalty expense recorded to operating expense	247	247	247
Depreciation and amortization attributable to unconsolidated entities	(426)	(686)	(783)
Depreciation and amortization attributable to noncontrolling interests	2,708	1,182	1,134
Depreciation and amortization attributable to discontinued operations	(483)	(669)	(773)
Depreciation and amortization per consolidated statements of cash flows	$267,246	$282,062	$290,106

The following table reconciles interest expense per the EBITDA table above to interest expense reported in our consolidated statements of operations for the periods indicated:

	Year Ended March 31,
	2025	2024	2023
	(in thousands)
Interest expense per EBITDA table	$280,241	$270,004	$275,505
Interest expense attributable to noncontrolling interests	63	—	—
Interest expense attributable to unconsolidated entities	(1)	(81)	(60)
Interest expense attributable to discontinued operations	(225)	(119)	(7)
Interest expense per consolidated statements of operations	$280,078	$269,804	$275,438

The following table summarizes additional amounts attributable to discontinued operations in the EBITDA and Adjusted EBITDA table above for the periods indicated:

	Year Ended March 31,
	2025	2024	2023
	(in thousands)
Income tax expense	$110	$947	$52
Net unrealized losses on derivatives	$18,416	$—	$—
Lower of cost or realizable value adjustments	$(4,535)	$3,745	$790
Loss on disposal or impairment of assets, net	$1,995	$—	$112
Inventory valuation adjustment	$—	$(3,419)	$(7,795)
Other	$—	$1	$1,670

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated.

	Year Ended March 31, 2025
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Continuing Operations	Discontinued Operations	Consolidated
	(in thousands)
Operating income (loss)	$311,457	$46,101	$14,058	$(42,261)	$329,355	$—	$329,355
Depreciation and amortization	217,227	25,070	9,408	3,027	254,732	—	254,732
Amortization recorded to cost of sales	—	—	257	—	257	—	257
Net unrealized losses (gains) on derivatives	4,953	(4,011)	2,424	—	3,366	—	3,366
Lower of cost or net realizable value adjustments	—	—	2,916	—	2,916	—	2,916
Loss (gain) on disposal or impairment of assets, net	9,813	(1,004)	22,596	43	31,448	—	31,448
Other income, net	485	1	1,518	2,258	4,262	—	4,262
Adjusted EBITDA attributable to unconsolidated entities	7,044	—	(51)	—	6,993	—	6,993
Adjusted EBITDA attributable to noncontrolling interest	(6,196)	—	—	(178)	(6,374)	—	(6,374)
Revaluation of liabilities	(6,705)	—	—	—	(6,705)	—	(6,705)
Other	3,918	216	243	(1,735)	2,642	—	2,642
Discontinued operations	—	—	—	—	—	(5,133)	(5,133)
Adjusted EBITDA	$541,996	$66,373	$53,369	$(38,846)	$622,892	$(5,133)	$617,759

	Year Ended March 31, 2024
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Continuing Operations	Discontinued Operations	Consolidated
	(in thousands)
Operating income (loss)	$231,256	$52,074	$(13,178)	$(108,239)	$161,913	$—	$161,913
Depreciation and amortization	214,480	36,922	9,963	4,749	266,114	—	266,114
Net unrealized losses (gains) on derivatives	385	65,786	(1,230)	(1,179)	63,762	—	63,762
CMA Differential Roll net losses (gains)	—	(71,285)	—	—	(71,285)	—	(71,285)
Lower of cost or net realizable value adjustments	—	—	(2,408)	—	(2,408)	—	(2,408)
Loss (gain) on disposal or impairment of assets, net	53,639	3,094	59,923	(720)	115,936	—	115,936
Equity-based compensation expense	—	—	—	1,098	1,098	—	1,098
Other income, net	1,110	105	1	1,566	2,782	—	2,782
Adjusted EBITDA attributable to unconsolidated entities	4,393	—	(12)	124	4,505	—	4,505
Adjusted EBITDA attributable to noncontrolling interest	(1,821)	—	—	—	(1,821)	—	(1,821)
Revaluation of liabilities	2,680	—	—	—	2,680	—	2,680
Other	2,186	191	228	47,533	50,138	—	50,138
Discontinued operations	—	—	—	—	—	16,667	16,667
Adjusted EBITDA	$508,308	$86,887	$53,287	$(55,068)	$593,414	$16,667	$610,081

	Year Ended March 31, 2023
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Continuing Operations	Discontinued Operations	Consolidated
	(in thousands)
Operating income (loss)	$198,924	$81,524	$21,446	$(57,909)	$243,985	$—	$243,985
Depreciation and amortization	207,081	46,577	12,788	6,662	273,108	—	273,108
Amortization recorded to cost of sales	—	—	14	—	14	—	14
Net unrealized (gains) losses on derivatives	(4,464)	(50,104)	2,951	1,179	(50,438)	—	(50,438)
CMA Differential Roll net losses (gains)	—	3,547	—	—	3,547	—	3,547
Lower of cost or net realizable value adjustments	—	(2,247)	(10,077)	—	(12,324)	—	(12,324)
Loss (gain) on disposal or impairment of assets, net	46,431	31,086	10,171	(912)	86,776	—	86,776
Equity-based compensation expense	—	—	—	2,718	2,718	—	2,718
Other income (expense), net	70	330	(3)	30,013	30,410	—	30,410
Adjusted EBITDA attributable to unconsolidated entities	4,759	—	27	176	4,962	—	4,962
Adjusted EBITDA attributable to noncontrolling interest	(2,269)	—	—	—	(2,269)	—	(2,269)
Revaluation of liabilities	9,665	—	—	—	9,665	—	9,665
Other	2,894	203	263	95	3,455	—	3,455
Discontinued operations	—	—	—	—	—	39,066	39,066
Adjusted EBITDA	$463,091	$110,916	$37,580	$(17,978)	$593,609	$39,066	$632,675

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

We believe that our anticipated cash flows from operations and the borrowing capacity under the ABL Facility will be sufficient to meet our liquidity needs. Our borrowing needs vary during the year due in part to the seasonal nature of certain businesses within our Liquids Logistics segment. Our greatest working capital borrowing needs generally occur during the period of June through December, when we are building our natural gas liquids inventories in anticipation of the butane blending and propane heating seasons. Our working capital borrowing needs generally decline during the period of January through March, when the cash inflows from our Liquids Logistics segment are the greatest. In addition, our working capital borrowing needs vary with changes in commodity prices. A significant increase in commodity prices could drive up our working capital demands and limit our ability to continue to delever our balance sheet and restrict our financial flexibility. To protect our liquidity and leverage, we have in the past and may in the future enter into economic hedges that mitigate this exposure when we are building inventory. There were no open hedge positions as of March 31, 2025.

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

Total commitments under the ABL Facility are $550.0 million. At March 31, 2025, $109.0 million was outstanding under the ABL Facility, letters of credit outstanding were $60.9 million, and we had a borrowing base of $397.7 million.

For additional information related to the ABL Facility and the amendment, see Note 7 to our consolidated financial statements included in this Annual Report.

As of March 31, 2025, our current assets exceeded our current liabilities by approximately $222.8 million.

Long-Term Financing

We expect to fund our long-term financing requirements by issuing long-term notes, common units and/or preferred units, loans from financial institutions, asset securitizations or asset sales.

Senior Secured Notes

On February 2, 2024, we closed on our private offering of $900.0 million of 2029 Senior Secured Notes that mature on February 15, 2029 and $1.3 billion of 2032 Senior Secured Notes that mature on February 15, 2032. Interest on the 2029 Senior Secured Notes and 2032 Senior Secured Notes is payable on February 15, May 15, August 15 and November 15 of each year.

Term Loan B

On February 2, 2024, we entered into a new seven-year $700.0 million Term Loan B. The Term Loan B matures on February 2, 2031 and will amortize in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount, with the balance payable on maturity. The amount outstanding at March 31, 2025 is $693.0 million.

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

	Capital Expenditures				Other
Year Ended March 31,	Expansion	Maintenance	Other (1)	Acquisitions (2)	Investments (3)
	(in thousands)
2025	$175,730	$69,500	$20	$—	$106
2024	$99,533	$54,854	$15,680	$—	$258
2023	$79,091	$61,649	$—	$—	$88

(1)    Amount for the year ended March 31, 2025 is related to a transaction classified as an acquisition of assets in a prior period. Amount for the year ended March 31, 2024 includes $9.2 million of equipment and other assets received in connection with contracts with customers and $6.4 million for a transaction classified as an acquisition of assets. See Note 17 to our consolidated financial statements included in this Annual Report for information regarding the acquisition of assets.
(2)    There were no acquisitions during the years ended March 31, 2025, 2024 or 2023.
(3)    Amounts relate to contributions made to unconsolidated entities.

Capital expenditures for the year ending March 31, 2026 are expected to be approximately $105 million.

Distributions Declared

On March 19, 2025, the board of directors of our GP declared a cash distribution for the quarter ended March 31, 2025 to the holders of the Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”), the Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) and the 9.00% Class D Preferred Units (“Class D Preferred Units”). The total distribution of $29.8 million was made on April 15, 2025 to the holder of record at the close of trading on April 1, 2025.

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

Contractual Obligations

Our contractual obligations primarily consist of purchase commitments, outstanding debt principal and interest obligations, operating lease obligations, asset retirement obligations and other commitments. The amounts below do not include obligations related to liabilities classified as either held for sale or discontinued operations within our March 31, 2025 and 2024 consolidated balance sheets (see Note 18 to our consolidated financial statements included in this Annual Report).

Purchase Commitments

Our fixed-price and index-price commodity purchase commitments result from contracts we have entered into for which we expect the parties to physically settle and deliver the inventory in future periods. As of March 31, 2025, our purchase commitments totaled $2.8 billion, with $2.5 billion due within one year. See Note 8 to our consolidated financial statements included in this Annual Report for information regarding our commodity purchase commitments and timing of our expected purchase commitments payments.

Debt Principal and Interest Obligations

As of March 31, 2025, our aggregate principal amount of outstanding debt was $3.0 billion, with $8.8 million due within one year. Our interest obligation on the debt was $1.4 billion, with $239.4 million due within one year, based on our outstanding balances and interest rates as of March 31, 2025. See Note 7 to our consolidated financial statements included in this Annual Report for information regarding our outstanding debt principal and interest obligations and timing of our expected debt principal and interest payments.

Operating Lease Obligations

As of March 31, 2025, our undiscounted operating lease obligation was $142.8 million, with $35.7 million due within one year. See Note 15 to our consolidated financial statements included in this Annual Report for information regarding our lease obligations and timing of our expected lease payments.

Asset Retirement Obligations

We have contractual and regulatory obligations at certain facilities for which we have to perform remediation, dismantlement or removal activities when the assets are retired. As of March 31, 2025, our asset retirement obligations were $69.6 million, of which we expect to settle $2.5 million during fiscal year 2026. See Note 8 to our consolidated financial statements included in this Annual Report for information regarding our asset retirement obligations.

Other Commitments

We have noncancelable agreements for product storage, railcar spurs, capital projects and real estate. As of March 31, 2025, our commitment obligations were $30.0 million, with $9.7 million due within one year. See Note 8 to our consolidated financial statements included in this Annual Report for information regarding our other commitments and timing of our expected commitment payments.

Sources (Uses) of Cash

The following table summarizes the sources (uses) of cash and cash equivalents for the periods indicated related to continuing operations (see the footnotes to our consolidated financial statements included in this Annual Report for the footnotes referenced in the table):

	Cash Flow	Year Ended March 31,
	Category	2025	2024	2023
		(in thousands)
Sources of cash and cash equivalents:
Net cash provided by operating activities-continuing operations	Operating	$256,850	$361,818	$355,685
Net proceeds from borrowings under ABL Facility (see Note 7)	Financing	109,000	—	22,000
Proceeds from divestitures of businesses and investments, net (see Note 17)	Investing	72,246	16,000	111,633
Proceeds from sales of assets (see Note 17)	Investing	42,819	53,246	45,848
Proceeds from borrowings on other long-term debt (see Note 7)	Financing	12,720	—	—
Issuance of secured debt (see Note 7)	Financing	—	2,894,873	—
Net settlements of derivatives (see Note 10)	Investing	—	—	56,005

Uses of cash and cash equivalents:
Distributions to preferred unitholders (see Note 9)	Financing	(305,291)	(178,299)	—
Capital expenditures (see Note 11)	Investing	(245,816)	(152,295)	(147,765)
Payments on Term Loan B (see Note 7)	Financing	(7,000)	—	—
Warrant repurchases (see Note 9)	Financing	(6,929)	—	—
Debt issuance costs (see Note 6 and Note 7)	Financing	(5,258)	(53,170)	(3,294)
Payments on other long-term debt (see Note 7)	Financing	(1,068)	—	(43,278)
Net settlements of derivatives (see Note 10)	Investing	(246)	(6,185)	—
Repayment and repurchase of Senior Unsecured Notes (see Note 7)	Financing	—	(2,781,067)	(479,302)
Net payments on borrowings under ABL Facility (see Note 7)	Financing	—	(138,000)	—

Other sources / (uses) – net	Investing and Financing	(2,192)	(2,952)	(3,979)
Net (decrease) increase in cash and cash equivalents-continuing operations		$(80,165)	$13,969	$(86,447)

Operating Activities-Continuing Operations. The decrease in net cash provided by operating activities during the year ended March 31, 2025 was due primarily to fluctuations in working capital, particularly accounts receivable and accounts payable, due to lower crude oil volumes and lower crude oil prices and the timing of invoices and payments on construction projects, partially offset by higher earnings from operations. Also, on June 13, 2024, we paid LCT $63.3 million related to the legal judgment against us, of which $27.2 million represented interest and $0.1 million of costs awarded to LCT (see Note 8 to our consolidated financial statements included in this Annual Report). The increase in net cash provided by operating activities during the year ended March 31, 2024 was due primarily to fluctuations in working capital, particularly accounts receivable and accounts payable, due to open derivative positions, partially offset by lower crude oil volumes and prices, lower inventory due to decreased sales and purchases of natural gas liquids, and decreased earnings from operations.

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

Impairment of Goodwill

The goodwill relating to each of our reporting units is tested for impairment annually as well as when an event or change in circumstances indicates an impairment may have occurred. For each reporting unit, we perform a qualitative assessment of relevant events and circumstances about the likelihood of goodwill impairment. If it is deemed more likely than not that the fair value of the reporting unit is less than its carrying value, we calculate the fair value of the reporting unit. Otherwise, further testing is not required. The qualitative assessment is based on reviewing several factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other entity specific events (for example, changes in management) or other events such as selling or disposing of a reporting unit. The determination of a reporting unit’s fair value is predicated on our assumptions regarding the future economic prospects of the reporting unit. Such assumptions include (i) discrete financial forecasts for the assets contained within the reporting unit, which rely on management’s estimates of operating margins, (ii) long-term growth rates for cash flows beyond the discrete forecast period, (iii) appropriate discount rates and (iv) estimates of the cash flow multiples to apply in estimating the market value of our reporting units. An estimate of the sensitivity to changes in underlying assumptions of a fair value calculation is not practicable, given the numerous assumptions that can materially affect our estimates. If the fair value of the reporting unit (including its inherent goodwill) is less than its carrying value, an impairment loss is recognized to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value, limited to the total amount of goodwill for the reporting unit. If future results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations. During the years ended March 31, 2025 and 2024, we recorded goodwill impairments of $17.9 million and $69.2 million, respectively. We did not record a goodwill impairment during the year ended March 31, 2023. See Note 5 to our consolidated financial statements included in this Annual Report for a further discussion of our goodwill impairment assessment.

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

Derivative Financial Instruments

We record all derivative financial instrument contracts at fair value in our consolidated balance sheets except for normal purchase and normal sale transactions that are expected to result in physical delivery. All changes in the fair value of our physical contracts that do not qualify as normal purchases and normal sales and settlements (whether cash transactions or non-cash mark-to-market adjustments) are reported either within revenue (for sales contracts) or cost of sales (for purchase contracts) in our consolidated statements of operations, regardless of whether the contract is physically or financially settled, and within cash flows from operations in our consolidated statements of cash flows. The change in the fair value of our interest rate swaps is recorded as a net gain or loss within interest expense in our consolidated statement of operations and within cash flows from operations in our consolidated statements of cash flows. We determine the fair value of our exchange traded derivative financial instruments utilizing publicly available prices, and for non-exchange traded derivative financial instruments, we utilize pricing models for similar instruments including publicly available prices and forward curves generated from a compilation of data gathered from third parties. Actual amounts could vary materially from estimated fair values due to changes in market prices. In addition, changes in the methods or assumptions used to determine the fair value of our derivative financial instruments could have a material effect on our consolidated financial statements. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk–Commodity Price Risk” for the impact of a 10% increase in the underlying commodity value, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk–Interest Rate Risk” for the impact of a 10% increase in the underlying interest rate swap value and Note 2 and Note 10 to our consolidated financial statements included in this Annual Report for a further discussion of our derivative financial instruments.

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

Asset Retirement Obligations

We have contractual and regulatory obligations at certain facilities for which we have to perform remediation, dismantlement or removal activities when the assets are retired. Our largest asset retirement obligations involve the abandonment or removal of pipelines and saltwater and freshwater disposal wells. We are required to recognize the fair value of a liability for an asset retirement obligation if a reasonable estimate of fair value can be made. In order to determine the fair value of such a liability, we must make certain estimates and assumptions including, among other things, projected cash flows, the estimated timing of retirement, a credit-adjusted risk-free interest rate, and an assessment of market conditions, which could significantly impact the estimated fair value of the asset retirement obligation. Most of these asset retirement obligations are many years, or decades, in the future and the contracts and regulations often have vague descriptions of what removal practices and criteria must be met when the removal event actually occurs. These estimates and assumptions are very subjective and can vary over time. Our consolidated balance sheet at March 31, 2025 includes a liability of $69.6 million related to asset retirement obligations, which is reported within other noncurrent liabilities.

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

Contingent Consideration Liabilities

Certain business combinations in our Water Solutions segment included future royalty payments to the seller, which we recorded as contingent consideration liabilities as part of our purchase price allocation. The initial fair value was calculated based on an estimate of the activity related to the assets acquired in the transaction, either volumes or revenue, and an estimate of the expected useful life of the assets and discounted to its present value using an appropriate discount rate. The fair value of the contingent consideration liabilities is assessed each reporting period and the updated fair value is calculated using the same process used to calculate the initial fair value. Changes in our assumptions and estimates may occur as a result of the passage of time and the occurrence of future events. Our consolidated balance sheet at March 31, 2025 includes a liability of $15.8 million related to contingent consideration liabilities, which is recorded within accrued expenses and other payables and other noncurrent liabilities.

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

Inventories

Our inventories consist of crude oil and natural gas liquids. Our inventories are valued at the lower of cost or net realizable value, with cost determined using either the weighted-average cost or the first in, first out (FIFO) methods, including the cost of transportation and storage, and with net realizable value defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. In performing this analysis, we consider fixed-price forward commitments. At the end of each fiscal year, we also perform a “lower of cost or net realizable value” analysis; if the cost basis of the inventories would not be recoverable based on the net realizable value at the end of the year, we reduce the book value of the inventories to the recoverable amount. When performing this analysis during interim periods within a fiscal year, accounting standards do not require us to record a lower of cost or net realizable value write-down if we expect the net realizable value to recover by our fiscal year end. The net realizable values of these commodities change on a daily basis as supply and demand conditions change. We are unable to control changes in the net realizable value of these commodities and are unable to determine whether write-downs will be required in future periods.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Long-Term Debt

A portion of our long-term debt is variable-rate debt. Changes in interest rates impact the interest payments of our variable-rate debt but generally do not impact the fair value of the liability. Conversely, changes in interest rates impact the fair value of our fixed-rate debt but do not impact its cash flows.

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the prime rate or SOFR. At March 31, 2025, $109.0 million was outstanding under the ABL Facility at a weighted average interest rate of 9.50%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $0.1 million, based on borrowings outstanding at March 31, 2025.

The Term Loan B is variable-rate debt with interest rates that are generally indexed to the SOFR. At March 31, 2025, $693.0 million was outstanding under the Term Loan B with an interest rate of SOFR of 4.32% plus a margin of 3.75%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $0.9 million, based on borrowings outstanding at March 31, 2025.

Interest Rate Swaps

In March and April 2024, we entered into interest rate swaps totaling $400.0 million to reduce the variability of cash outflows associated with our floating-rate, SOFR-based borrowings, including borrowings on the Term Loan B. In September 2024, for the $200.0 million interest rate swap entered into in April 2024, we entered into a transaction to extend the original maturity date and to blend the existing swap rate (see Note 10 to our consolidated financial statements included in this Annual Report for a further discussion). An increase of 10% in the value of the underlying interest rate swaps would result in a net change in the fair value of our interest rate swaps of $0.3 million at March 31, 2025.

Preferred Unit Distributions

The current distribution rate for the Class B Preferred Units is a floating rate of the three-month CME Term SOFR plus a tenor spread adjustment plus a spread of 7.213% (see Note 9 to our consolidated financial statements included in this Annual Report for a further discussion). A change in interest rates of 0.125% would result in an increase or decrease of our Class B Preferred Unit distribution of $0.1 million, based on the Class B Preferred Units outstanding at March 31, 2025.

The current distribution rate for the Class C Preferred Units is a floating rate of the three-month CME Term SOFR plus a spread of 7.384% (see Note 9 to our consolidated financial statements included in this Annual Report for a further discussion). A change in interest rates of 0.125% would result in an increase or decrease of our Class C Preferred Unit distribution of less than $0.1 million, based on the Class C Preferred Units outstanding at March 31, 2025.

The current distribution rate for the Class D Preferred Units is a floating rate of the three-month CME Term SOFR plus a spread of 7.00%, as well as a 1.0% rate increase as we exceeded the adjusted total leverage ratio (as defined in the amended and restated limited partnership agreement) for the quarter ended March 31, 2025 (see Note 9 to our consolidated financial statements included in this Annual Report for a further discussion). A change in interest rates of 0.125% would result in an increase or decrease of our Class D Preferred Unit distribution of $0.2 million, based on the Class D Preferred Units outstanding at March 31, 2025.

Commodity Price Risk

Our operations are subject to certain business risks, including commodity price risk. Commodity price risk is the risk that the market value of crude oil or natural gas liquids will change, either favorably or unfavorably, in response to changing market conditions. Procedures and limits for managing commodity price risks are specified in our market risk policy. Open commodity positions and market price changes are monitored daily and are reported to senior management and to marketing operations personnel.

The crude oil and natural gas liquids industries are “margin-based” and “cost-plus” businesses in which our realized margins depend on the differential of sales prices over our supply costs. We have no control over market conditions. As a result, our profitability may be impacted by sudden and significant changes in the price of crude oil and natural gas liquids.

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

The following table summarizes the hypothetical impact on the March 31, 2025 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity. Amounts in the table below do not include commodity derivatives classified as either held for sale or discontinued operations within our March 31, 2025 and 2024 consolidated balance sheets (see Note 18 to our consolidated financial statements included in this Annual Report).

Increase (Decrease) To Fair Value
(in thousands)
Crude oil (Crude Oil Logistics segment)	$322
Butane (Liquids Logistics segment)	$(5,116)
Other (Liquids Logistics segment)	$(83)

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

At March 31, 2025, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

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

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our GP, of the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2025. Based on this evaluation, the principal executive officer and principal financial officer of our GP have concluded that as of March 31, 2025, such disclosure controls and procedures were effective.

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

Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2025.

Our internal control over financial reporting as of March 31, 2025 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which appears below in this section of the Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of NGL Energy Holdings LLC and
Unitholders of NGL Energy Partners LP

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of NGL Energy Partners LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of March 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended March 31, 2025, and our report dated May 29, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
May 29, 2025

Item 9B.    Other Information

During the three months ended March 31, 2025, no director or officer of the Partnership adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The board of directors of our GP currently has six members. The board of directors of our GP has determined that Mr. James M. Collingsworth, Mr. Bryan K. Guderian and Mr. Derek S. Reiners satisfy the New York Stock Exchange (“NYSE”) and Securities and Exchange Commission (“SEC”) independence requirements. The NYSE does not require a listed publicly traded limited partnership like NGL to have a majority of independent directors on the board of directors of its general partner. In addition, we are not required to have a nominating and corporate governance committee.

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

Directors and Named Executive Officers

Directors of our GP are appointed by the NGL Energy GP Investor Group and hold office until their successors have been duly elected and qualified or until the earlier of their death, resignation, removal or disqualification. Named executive officers are appointed by, and serve at the discretion of, the board of directors of our GP. The following table summarizes information regarding the directors of our GP and our named executive officers as of May 27, 2025.

Name	Age	Position with NGL Energy Holdings LLC
H. Michael Krimbill	71	Chief Executive Officer and Director
Bradley P. Cooper	49	Executive Vice President and Chief Financial Officer
Lawrence J. Thuillier	54	Chief Accounting Officer
L. Ryan Collins	39	Senior Vice President and General Counsel and Secretary
Jennifer L. Kingham	53	Executive Vice President and Chief Information Officer
Shawn W. Coady	63	Director
James M. Collingsworth	70	Director
Bryan K. Guderian	65	Director
John T. Raymond	54	Director
Derek S. Reiners	54	Director

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

L. Ryan Collins. Mr. Collins has served as our Senior Vice President and General Counsel and Secretary since October 2024. Mr. Collins joined NGL in August 2015 and previously served as our Senior Vice President and Assistant General Counsel. Prior to joining NGL, Mr. Collins practiced law in the Tulsa, Oklahoma area, during which time his practice specialized in complex business transactions, real estate, banking, corporate governance, corporate management, and management of litigation.

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

Insider Trading

The board of directors of our GP has adopted insider trading policies and procedures governing the purchase, sale and other dispositions of our securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to us. While NGL Energy Partners LP is not subject to the insider trading policy itself, NGL Energy Partners LP will not engage in transactions in its securities while aware of material nonpublic information. Our insider trading policies have been filed as Exhibit 19.1 and Exhibit 19.2 to this Annual Report.

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

Item 11.    Executive Compensation

Compensation Discussion and Analysis

The year “2025” in the Compensation Discussion and Analysis and the summary compensation table refers to our fiscal year ended March 31, 2025.

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

Our “named executive officers” for fiscal year 2025 were:

•H. Michael Krimbill–Chief Executive Officer
•Bradley P. Cooper–Executive Vice President and Chief Financial Officer
•Lawrence J. Thuillier–Chief Accounting Officer
•Jennifer L. Kingham–Executive Vice President and Chief Information Officer
•L. Ryan Collins–Senior Vice President and General Counsel and Secretary (effective October 2, 2024)

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

Elements of Executive Compensation

As part of our pay-for-performance approach to executive compensation, the compensation of our executive officers includes a significant component of incentive compensation based on our performance. The following table summarizes the primary elements of compensation in our executive compensation program:

Objective Supported
Element	Primary Purpose	How Amount Determined	Attract & Retain	Motivate & Pay-for- Performance	Unitholder Alignment
Base Salary	Fixed income to compensate executive officers for their level of responsibility, expertise and experience	Based on competition in the marketplace for executive talent and abilities	X

Discretionary Cash Bonus Awards	Rewards achievement of specific annual financial and operational performance goals	Based on the named executive officer’s relative contribution to the ongoing business of the Partnership	X	X	X
Recognizes individual contributions to our performance

Long-Term Retention Award	Provides a forfeitable long-term incentive to encourage executive retention	Based on competition in the marketplace for executive talent and abilities	X	X	X

Base Salary

The compensation committee periodically reviews the base salaries of our named executive officers and may recommend adjustments as necessary. We do not make automatic annual adjustments to base salary.
Our named executive officers are entitled to the following annual base salaries:

Name	Fiscal Year Ended March 31, 2024 Base Salary Rate (1) ($)	Fiscal Year Ended March 31, 2025 Base Salary Rate (2) ($)
H. Michael Krimbill	800,000	835,000
Bradley P. Cooper	600,000	625,000
Lawrence J. Thuillier	370,000	385,000
Jennifer L. Kingham	400,000	425,000
L. Ryan Collins	—	450,000

(1)    Base salary rates became effective on March 24, 2024 other than Mr. Collins who was not serving as a named executive officer during the relevant period.
(2)    Mr. Collins’s salary increased from $310,000 to $400,000 effective with his appointment to General Counsel and Secretary on October 2, 2024. Mr. Krimbill’s, Mr. Cooper’s, Mr. Thuillier’s, Ms. Kingham’s and Mr. Collins’s base salary rates became effective on March 23, 2025.

Discretionary Cash Bonus Awards

None of the named executive officers is subject to a formal cash bonus plan, and any cash bonuses are at the discretion of the compensation committee of the board of directors of our GP. During fiscal year 2025, cash bonuses of $2.0 million, $1.0 million, $0.3 million, $0.4 million and $0.3 million were paid to Mr. Krimbill, Mr. Cooper, Mr. Thuillier, Ms. Kingham and Mr. Collins, respectively.

Long-Term Equity Incentive Awards

Our GP adopted a long-term incentive plan (“LTIP”), which allowed for the issuance of equity-based compensation. As the LTIP expired on May 10, 2021, we had no common units available for grant during the year ended March 31, 2025, and the last of our outstanding service awards vested on November 15, 2023.

We do not currently grant any equity awards as the Partnership’s LTIP expired on May 10, 2021 and we do not have any common units available for grant. As a general matter, we do not time the grant of equity awards in coordination with the release of material non-public information, and the release of material non-public information is not timed on the basis of option or other equity grant dates.

Long-Term Retention Award

On May 27, 2025, the compensation committee granted longer term retention awards of $1.4 million, $0.4 million, $0.5 million and $0.7 million to Mr. Cooper, Mr. Thuillier, Ms. Kingham and Mr. Collins, respectively. These awards will be paid in three equal installments over the next three years if the individual is still employed by the Partnership on the date of payment.

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

Clawback Policy

Effective October 2, 2023, we adopted a clawback policy, providing for the recoupment of certain executive compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements. The policy applies to incentive compensation that is granted, earned or vested based in whole or in part upon the attainment of a financial reporting measure, and the policy provides for the reimbursement or forfeiture of excess incentive compensation in the three fiscal years following the accounting restatement date. A copy of the clawback policy is filed as Exhibit 97.1 to this Form 10-K.

Employment Agreements

As of March 31, 2025, there were no employment agreements for the named executive officers.

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

Compensation Committee Interlocks and Insider Participation

During fiscal year 2025, James M. Collingsworth, Bryan K. Guderian and Derek S. Reiners served on the compensation committee. None of these individuals is an employee or an officer of our GP.

Summary Compensation Table

The following table summarizes the compensation earned by our named executive officers for fiscal years 2023 through 2025.

Name and Position	Fiscal Year	Salary ($)	Bonus ($)	All Other Compensation (1) ($)	Total ($)
H. Michael Krimbill	2025	772,308	2,000,000	22,304	2,794,612
Chief Executive Officer	2024	675,769	2,000,000	19,953	2,695,722
	2023	649,038	—	17,922	666,960

Bradley P. Cooper	2025	579,230	1,000,000	18,905	1,598,135
Executive Vice President and	2024	482,692	600,000	17,227	1,099,919
Chief Financial Officer	2023	413,942	375,000	17,573	806,515

Lawrence J. Thuillier	2025	357,192	300,000	18,232	675,424
Chief Accounting Officer	2024	323,404	335,000	17,164	675,568
	2023	324,000	225,000	16,325	565,325

Jennifer L. Kingham (2)	2025	386,154	350,000	16,408	752,562
Executive Vice President and	2024	376,500	300,000	16,003	692,503
Chief Information Officer

L. Ryan Collins (3)	2025	340,115	310,000	17,796	667,911
Senior Vice President and
General Counsel and Secretary

(1)    The amounts in this column primarily represent matching contributions to our 401(k) plan.
(2)    Ms. Kingham was not a named executive officer prior to fiscal year 2024.
(3)    Mr. Collins became Senior Vice President and General Counsel and Secretary on October 2, 2024, and thus was not a named executive officer prior to fiscal year 2025.

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information regarding the ratio of the annual total compensation of our Chief Executive Officer, Mr. Krimbill, to the median of the annual total compensation of our employees for our last fiscal year.

For the year ended March 31, 2025:

•The median of the annual total compensation of all employees (other than the Chief Executive Officer) was $105,974; and
•The annual total compensation of Mr. Krimbill, as reported in the Summary Compensation Table above, was $2,794,612.

Based on the information for the year ended March 31, 2025, the ratio of the annual total compensation of our Chief Executive Officer to the annual total compensation of our median employee was approximately 26 to 1.

To determine our median employee, we identified each individual employed by us on January 1, 2025, our determination date. As of that date, we had 572 employees located in two countries. We identified the median employee by examining only base pay plus overtime for the period from January 1, 2024 through December 31, 2024. We included all employees, with the exception of three employees that work in Canada, whether employed on a full-time or part-time basis, and did not make any estimates, assumptions or adjustments to any base pay plus overtime amounts. After identifying the median employee, we calculated the annual total compensation for the median employee using the same methodology we use to calculate total annual compensation for our named executive officers, as set forth in the Summary Compensation Table above.

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

The following table summarizes the compensation earned during fiscal year 2025 by each director who is not an officer or employee of our GP or its affiliates:

Name	Total Compensation (1) ($)
Shawn W. Coady	180,000
James M. Collingsworth	205,000
Bryan K. Guderian	210,000
Derek S. Reiners	215,000

(1)    All of the compensation was paid in cash.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table summarizes the beneficial ownership, as of May 27, 2025, of our common units by:

•each person or group of persons known by us to be a beneficial owner of more than 5% of our outstanding common units;
•each director of our GP;

•each named executive officer of our GP; and
•all directors and executive officers of our GP as a group.

Beneficial Owners	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned (1)
5% or greater unitholders (other than officers and directors):
Invesco Ltd. (2)	19,562,133	14.82%
Bank of America Corp /DE/ (3)	9,087,128	6.88%
RM Trading of Florida LLC (4)	7,550,000	5.72%
Directors and named executive officers:
Shawn W. Coady (5)	2,652,195	2.01%
James M. Collingsworth (6)	639,870	*
L. Ryan Collins	28,733	*
Bradley P. Cooper	200,000	*
Bryan K. Guderian	122,500	*
Jennifer L. Kingham	92,687	*
H. Michael Krimbill (7)	5,025,018	3.81%
John T. Raymond	50,000	*
Derek S. Reiners	126,000	*
Lawrence J. Thuillier	84,298	*
All directors and executive officers as a group (10 persons) (8)	9,021,301	6.83%

* Less than 1.0%
(1)    Based on 132,012,766 common units outstanding at May 27, 2025.
(2)    The mailing address for Invesco Ltd. is 1331 Spring Street NW, Suite 2500, Atlanta, GA 30309. Invesco Ltd. reported sole voting and dispositive power with respect to all common units beneficially owned. The information related to Invesco Ltd. is based upon its Schedule 13G/A filed with the SEC on February 12, 2024.
(3)    The mailing address for Bank of America Corp /DE/ is 100 N Tyron Street, Charlotte, NC 28255. Bank of America Corporation on behalf of itself and its wholly owned subsidiaries Bank of America N.A. reported shared voting power with respect to 9,077,858 common units and shared dispositive power with respect to all common units beneficially owned. The information related to Bank of America Corp /DE/ is based upon its Schedule 13 filed with the SEC on February 14, 2025.
(4)    The mailing address for RM Trading of Florida LLC, Roger Beit and Mark Paley is 1 NO Breakers Row Apartment 141, Palm Beach, FL 33480. RM Trading of Florida LLC, Roger Beit and Mark Paley reported shared voting power and dispositive power with respect to all common units beneficially owned. The information related to RM Trading of Florida LLC, Roger Beit and Mark Paley is based upon the Schedule 13G filed with the SEC on May 28, 2025.
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
(7)    Mr. Krimbill owns 2,978,615 of these common units. Krim2010, LLC owns 904,848 of these common units. Krimbill Enterprises LP, H. Michael Krimbill and James E. Krimbill own 90.89%, 4.05%, and 5.06% of Krim2010, LLC, respectively. Krimbill Enterprises LP also owns 648,000 of these common units. Krimbill Enterprises LP is controlled by H. Michael Krimbill via his ownership of its general partner, Krimbill Holding Company. H. Michael Krimbill may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. KrimGP2010 LLC owns 363,555 of these common units. KrimGP2010 LLC is solely owned by H. Michael Krimbill. H. Michael Krimbill may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. Krimbill Enterprises LP, II also owns 130,000 of these common units. Krimbill Enterprises LP, II is controlled by H. Michael

Krimbill via his ownership of its general partner, Krimbill Holding Company. H. Michael Krimbill may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. H. Michael Krimbill also owns a 15.10% interest in our GP through KrimGP2010, LLC, of which he owns 100% of the membership interests.
(8)    The directors and executive officers of our GP, as of May 27, 2025, also collectively own a 33.43% interest in our GP.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Our directors, executive officers, and greater than 5% unitholders collectively own an aggregate of 45,220,562 common units, representing an aggregate 28.53% limited partner interest in us. In addition, our GP owns a 0.1% GP interest in us and all of our incentive distribution rights (“IDRs”). As of March 31, 2025, we owned 8.69% of our GP.

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

Operation Stage

Distributions of available cash to our directors, executive officers, and greater than 5% unitholders and our GP
We generally make cash distributions 99.9% to our unitholders pro rata, including our directors, executive officers, and greater than 5% unitholders as the holders of an aggregate 45,220,562 common units, and 0.1% to our GP. In addition, when distributions exceed the minimum quarterly distribution and other higher target distributions levels, our GP is entitled to increasing percentages of the distributions, up to 48.1% of the distributions above the highest target distribution level.

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

Transactions with Related Persons

We sell goods and services to certain entities that are partially owned by our named executive officers. The following table summarizes these transactions from April 1, 2024 to March 31, 2025:

Entity	Nature of Sales	Amount Sold	Ownership Interest in Entity
		(in thousands)
H. Michael Krimbill
KrimAir, LLC	Aircraft	$177	10%

Travis Krimbill, an employee of the Partnership, is the son of H. Michael Krimbill, who is a named executive officer of the Partnership and a member of the board of directors of our GP. Travis Krimbill does not report to H. Michael Krimbill and his compensation is determined by the Chief Financial Officer. During the year ended March 31, 2025, Travis Krimbill received total compensation of approximately $0.4 million.

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

Item 14.    Principal Accountant Fees and Services

We have engaged Grant Thornton LLP as our independent registered public accounting firm. The following table summarizes fees we have paid Grant Thornton LLP for the periods indicated:

	Year Ended March 31,
	2025	2024
	(in thousands)
Audit fees (1)	$1,912	$1,867
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1,912	$1,867

(1)    Includes fees for audits of the Partnership’s financial statements, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC and the preparation of letters to underwriters and other requesting parties.

In fiscal years 2025 and 2024, all of Grant Thornton LLP’s services were pre-approved by the Audit Committee.

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

2.3	Membership Interest Purchase Agreement, dated as of March 3, 2023 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on April 3, 2023)
2.4	Membership Interest Purchase Agreement, dated as of March 3, 2023 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on April 3, 2023)
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

Exhibit Number	Description
4.2
Amendment No. 1 and Joinder to First Amended and Restated Registration Rights Agreement dated as of November 1, 2011 by and among the Partnership and SemStream (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 4, 2011)

4.3
Amendment No. 2 and Joinder to First Amended and Restated Registration Rights Agreement, dated January 3, 2012, by and among NGL Energy Holdings LLC, Liberty Propane, L.L.C., Pacer-Enviro Propane, L.L.C., Pacer-Pittman Propane, L.L.C., Pacer-Portland Propane, L.L.C., Pacer Propane (Washington), L.L.C., Pacer-Salida Propane, L.L.C. and Pacer-Utah Propane, L.L.C. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on January 9, 2012)

4.4
Amendment No. 3 and Joinder to First Amended and Restated Registration Rights Agreement, dated May 1, 2012, by and between NGL Energy Holdings LLC and Downeast Energy Corp. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on May 4, 2012)

4.5
Amendment No. 4 and Joinder to First Amended and Restated Registration Rights Agreement, dated June 19, 2012, by and between NGL Energy Holdings LLC and NGP M&R HS LP LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 25, 2012)

4.6
Amendment No. 5 and Joinder to First Amended and Restated Registration Rights Agreement, dated October 1, 2012, by and between NGL Energy Holdings LLC and Enstone, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 3, 2012)

4.7
Amendment No. 6 and Joinder to First Amended and Restated Registration Rights Agreement, dated November 13, 2012, by and between NGL Energy Holdings LLC and Gerald L. Jensen, Thrift Opportunity Holdings, LP, Jenco Petroleum Corporation, Caritas Trust, Animosus Trust and Nitor Trust (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 19, 2012)

4.8
Amendment No. 7 and Joinder to First Amended and Restated Registration Rights Agreement, dated as of August 1, 2013, by and among NGL Energy Holdings LLC, Oilfield Water Lines, LP and Terry G. Bailey (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on August 7, 2013)

4.9
Amendment No. 8 and Joinder to First Amended and Restated Registration Rights Agreement, dated as of February 17, 2015, by and among NGL Energy Holdings LLC and Magnum NGL Holdco LLC (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2015 filed with the SEC on June 1, 2015)

4.10
Amendment No. 9 and Joinder to First Amended and Restated Registration Rights Agreement, dated as of February 25, 2016, by and among NGL Energy Holdings LLC and Magnum NGL Holdco LLC (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2016 filed with the SEC on May 31, 2016)

4.11
Registration Rights Agreement, dated December 2, 2013, by and among NGL Energy Partners LP and the purchasers set forth on Schedule A thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on December 5, 2013)

4.12
Indenture, dated as of February 2, 2024, by and among NGL Energy Operating LLC, NGL Energy Finance Corp., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2024 filed with the SEC on June 6, 2024)

4.13
Form of 8.125% Senior Secured Notes due 2029 (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2024 filed with the SEC on June 6, 2024)

4.14
Form of 8.375% Senior Secured Notes due 2032 (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2024 filed with the SEC on June 6, 2024)

4.15*
Supplemental Indenture, dated as of April 29, 2024, by and among NGL Energy Operating LLC, NGL Energy Finance Corp., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent

4.16*
Second Supplemental Indenture, dated as of May 21, 2025, among NGL Crude Assets and Marketing, LLC, NGL Energy Operating LLC, NGL Energy Finance Corp., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee and Collateral Agent

4.17
Amended and Restated Guaranty Agreement, dated as of March 31, 2017 and effective as of December 31, 2016, among NGL Energy Partners LP and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2017 filed with the SEC on August 4, 2017)

4.18
Registration Rights Agreement, dated July 2, 2019, by and among NGL Energy Partners LP, EIG Neptune Aggregator, L.P. and FS Energy and Power Fund (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

4.19
Amended and Restated Registration Rights Agreement, dated October 31, 2019, by and among NGL Energy Partners LP, EIG Neptune Equity Aggregator, L.P., FS Energy and Power Fund and GCM Pellit Holdings, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)

4.20*	Description of NGL Energy Partners LP’s securities
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

Exhibit Number	Description
10.3
Second Amendment to Credit Agreement dated as of April 13, 2022, by and among NGL Energy Operating LLC, NGL Energy Partners LP, each Guarantor party hereto, JPMorgan Chase Bank, N.A. and certain other financial institutions (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2022 filed with the SEC on June 6, 2022)

10.4
Third Amendment to Credit Agreement dated as of February 16, 2023, by and among NGL Energy Operating LLC, NGL Energy Partners LP, each Guarantor party hereto, JPMorgan Chase Bank, N.A. and certain other financial institutions (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 16, 2023)

10.5
Fourth Amendment to Credit Agreement dated as of July 13, 2023, by and among NGL Energy Operating LLC, NGL Energy Partners LP, each Guarantor party hereto, JPMorgan Chase Bank, N.A. and certain other financial institutions (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2023 filed with the SEC on August 9, 2023)

10.6
Fifth Amendment to Credit Agreement, dated as of February 2, 2024, by and among NGL Energy Operating LLC, NGL Energy Partners LP, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 2, 2024)

10.7
Sixth Amendment to Credit Agreement, dated as of September 26, 2024, by and among NGL Energy Operating LLC, NGL Energy Partners LP, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-35172) filed with the SEC on November 12, 2024)

10.8
Credit Party Accession Agreement, dated as of March 28, 2022, among NGL Shared Services, LLC, NGL Shared Services Holdings, Inc., and JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2022 filed with the SEC on June 6, 2022)

10.9
Credit Party Accession Agreement, dated as of June 30, 2023, among NGL North Ranch, LLC and JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2023 filed with the SEC on August 9, 2023)

10.10
Term Loan Credit Agreement, dated as of February 2, 2024, by and among NGL Energy Operating LLC, NGL Energy Partners LP, Toronto Dominion (Texas) LLC, as administrative agent, collateral agent and a lender, and certain financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 2, 2024)

10.11
First Amendment to Term Loan Credit Agreement, dated as of August 5, 2024, by and among NGL Energy Operating LLC, NGL Energy Partners LP, Toronto Dominion (Texas) LLC, as administrative agent, collateral agent and a lender, and certain financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-35172) filed with the SEC on August 8, 2024)

10.12
Common Unit Purchase Agreement, dated November 5, 2013, by and among NGL Energy Partners LP and the purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on December 5, 2013)

10.13
Class D Preferred Unit and Warrant Purchase Agreement, dated July 2, 2019, by and among NGL Energy Partners LP, EIG Neptune Equity Aggregator, L.P. and FS Energy and Power Fund (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

10.14
Board Representation Rights Agreement, dated July 2, 2019, by and among NGL Energy Partners LP, NGL Energy Holdings LLC and certain affiliates of EIG Neptune Equity Aggregator, L.P. and FS Energy and Power Fund (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

10.15
Voting Agreement, dated July 2, 2019, by and among the members of NGL Energy Holdings LLC named therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

10.16
Letter Agreement, dated July 2, 2019, by and among NGL Energy Partners LP, Mesquite Disposals Unlimited, LLC and Mesquite SWD, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

10.17	Form of Par Warrant (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)
10.18	Form of Premium Warrant (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)
10.19
Class D Preferred Unit and Warrant Purchase Agreement, dated September 25, 2019, by and among NGL Energy Partners LP, EIG Neptune Equity Aggregator, L.P., FS Energy and Power Fund and GCM Pellit Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on September 30, 2019)

10.20	Form of Par Warrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)
10.21	Form of Premium Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2024 filed with the SEC on June 6, 2024)
19.2
Supplemental Insider Trading Policy (incorporated by reference to Exhibit 19.2 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2024 filed with the SEC on June 6, 2024)

Exhibit Number	Description
21.1*	List of Subsidiaries of NGL Energy Partners LP
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1
Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2024 filed with the SEC on June 6, 2024)

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

*    Exhibits filed with this report.
**    The following documents are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2025 and 2024, (ii) Consolidated Statements of Operations for the years ended March 31, 2025, 2024, and 2023, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2025, 2024, and 2023, (iv) Consolidated Statements of Changes in Equity for the years ended March 31, 2025, 2024, and 2023, (v) Consolidated Statements of Cash Flows for the years ended March 31, 2025, 2024, and 2023, and (vi) Notes to Consolidated Financial Statements.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 29, 2025.

NGL Energy Partners LP
By:	NGL Energy Holdings LLC, its general partner
	By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. Michael Krimbill	Chief Executive Officer and Director	May 29, 2025
H. Michael Krimbill	(Principal Executive Officer)

/s/ Bradley P. Cooper	Chief Financial Officer	May 29, 2025
Bradley P. Cooper	(Principal Financial Officer)

/s/ Lawrence J. Thuillier	Chief Accounting Officer	May 29, 2025
Lawrence J. Thuillier	(Principal Accounting Officer)

/s/ Shawn W. Coady	Director	May 29, 2025
Shawn W. Coady

/s/ James M. Collingsworth	Director	May 29, 2025
James M. Collingsworth

/s/ Bryan K. Guderian	Director	May 29, 2025
Bryan K. Guderian

/s/ John T. Raymond	Director	May 29, 2025
John T. Raymond

/s/ Derek S. Reiners	Director	May 29, 2025
Derek S. Reiners

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of NGL Energy Holdings LLC and
Unitholders of NGL Energy Partners LP

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of NGL Energy Partners LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended March 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of March 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 29, 2025 expressed an unqualified opinion.

Basis for opinion
These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Crude Oil Logistics reporting unit - goodwill impairment assessments
As described further in Note 5 to the consolidated financial statements, the Partnership’s goodwill balance attributable to their Crude Oil Logistics reporting unit was $310 million as of March 31, 2025. Management performed quantitative impairment assessments for the Crude Oil Logistics reporting unit as of December 31, 2024 and March 31, 2025, to test goodwill for impairment. As a result of the assessments performed, the Partnership determined that the fair value of the Crude Oil Logistics reporting unit was more likely than not greater than the carrying value of the reporting unit as of December 31, 2024 and March 31, 2025. We identified the Crude Oil Logistics reporting unit goodwill impairment assessments as a critical audit matter.

The principal consideration for our determination that the Crude Oil Logistics reporting unit goodwill impairment assessments is a critical audit matter is due to the estimation uncertainties and significant management judgment when estimating the fair value of the Crude Oil Logistics reporting unit. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s forecasted future cash flows and evaluation of the reasonableness of the valuation model used. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Our audit procedures related to the Crude Oil Logistics reporting unit goodwill impairment assessments included the following, among others:

•We tested the design and operating effectiveness of internal controls relating to management’s goodwill impairment assessments, including those over the determination of the fair value of the Crude Oil Logistics reporting unit.
•With the assistance of professionals with specialized skill and knowledge, we tested management’s process for calculating the goodwill impairment assessments, including the reasonableness of the valuation methodology and certain significant assumptions used in the calculations including the discount rate applied to the estimated future cash flows.
•We evaluated the reasonableness of significant judgments including forecasted revenue and operating expenses. We tested whether these forecasts were reasonable and consistent with historical performance and industry projections and conditions found in industry reports, as applicable.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2010.

Tulsa, Oklahoma
May 29, 2025

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Balance Sheets
(in Thousands, except unit amounts)

	March 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,649	$38,909
Accounts receivable, net of allowance for expected credit losses of $3,689 and $1,446, respectively	579,468	717,022
Accounts receivable-affiliates	730	1,501
Inventories	69,916	106,598
Prepaid expenses and other current assets	63,651	71,315
Assets held for sale	175,207	72,470
Assets of discontinued operations	67,432	172,838
Total current assets	962,053	1,180,653
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $1,104,582 and $1,011,020, respectively	2,066,847	2,095,441
GOODWILL	599,348	617,231
INTANGIBLE ASSETS, net of accumulated amortization of $340,334 and $327,574, respectively	851,347	932,714
INVESTMENTS IN UNCONSOLIDATED ENTITIES	—	20,305
OPERATING LEASE RIGHT-OF-USE ASSETS	109,870	95,436
OTHER NONCURRENT ASSETS	19,975	52,128
ASSETS HELD FOR SALE	—	26,186
Total assets	$4,609,440	$5,020,094
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$461,980	$638,763
Accounts payable-affiliates	102	37
Accrued expenses and other payables	135,233	172,602
Advance payments received from customers	10,347	17,313
Current maturities of long-term debt	8,805	7,000
Operating lease obligations	27,911	29,387
Liabilities held for sale	42,103	2,064
Liabilities of discontinued operations	52,749	110,181
Total current liabilities	739,230	977,347
LONG-TERM DEBT, net of debt issuance costs of $43,144 and $49,178, respectively, and current maturities	2,961,703	2,843,822
OPERATING LEASE OBLIGATIONS	85,240	70,573
OTHER NONCURRENT LIABILITIES	125,897	129,185
COMMITMENTS AND CONTINGENCIES (NOTE 8)

CLASS D 9.00% PREFERRED UNITS, 600,000 and 600,000 preferred units issued and outstanding, respectively	551,097	551,097
REDEEMABLE NONCONTROLLING INTERESTS	424	—

EQUITY:
General partner, representing a 0.1% interest, 132,145 and 132,645 notional units, respectively	(52,913)	(52,834)
Limited partners, representing a 99.9% interest, 132,012,766 and 132,512,766 common units issued and outstanding, respectively	(170,275)	134,807
Class B preferred limited partners, 12,585,642 and 12,585,642 preferred units issued and outstanding, respectively	305,468	305,468
Class C preferred limited partners, 1,800,000 and 1,800,000 preferred units issued and outstanding, respectively	42,891	42,891
Accumulated other comprehensive income (loss)	9	(499)
Noncontrolling interests	20,669	18,237
Total equity	145,849	448,070
Total liabilities and equity	$4,609,440	$5,020,094

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Year Ended March 31,
	2025	2024	2023
REVENUES:
Product	$2,742,953	$3,467,925	$5,008,999
Service and other	726,233	685,382	670,021
Total Revenues	3,469,186	4,153,307	5,679,020
COST OF SALES:
Product	2,437,331	3,103,710	4,575,826
Service and other	69,746	81,724	113,588
Total Cost of Sales	2,507,077	3,185,434	4,689,414
OPERATING COSTS AND EXPENSES:
Operating	297,686	299,605	304,589
General and administrative	55,593	121,625	71,483
Depreciation and amortization	254,732	266,114	273,108
Loss on disposal or impairment of assets, net	31,448	115,936	86,776
Revaluation of liabilities	(6,705)	2,680	9,665
Operating Income	329,355	161,913	243,985
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	6,565	4,120	4,120
Interest expense	(280,078)	(269,804)	(275,438)
(Loss) gain on early extinguishment of liabilities, net	—	(55,281)	6,177
Other income, net	4,262	2,782	30,410
Income (Loss) From Continuing Operations Before Income Taxes	60,104	(156,270)	9,254
INCOME TAX BENEFIT (EXPENSE)	4,885	(1,458)	(219)
Income (Loss) From Continuing Operations	64,989	(157,728)	9,035
(Loss) Income From Discontinued Operations, net of Tax	(21,826)	14,604	43,457
Net Income (Loss)	43,163	(143,124)	52,492
LESS: NET INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO NONREDEEMABLE NONCONTROLLING INTERESTS	(3,749)	(631)	(1,106)
LESS: NET INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS	(46)	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$39,368	$(143,755)	$51,386

NET LOSS FROM CONTINUING OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(57,096)	$(297,705)	$(116,646)
NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	(21,804)	14,589	43,414
NET LOSS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(78,900)	$(283,116)	$(73,232)
BASIC AND DILUTED LOSS PER COMMON UNIT
Loss From Continuing Operations	$(0.43)	$(2.25)	$(0.89)
(Loss) Income From Discontinued Operations, net of Tax	$(0.16)	$0.11	$0.33
Net Loss	$(0.60)	$(2.14)	$(0.56)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	132,204,283	132,146,477	131,007,171
 The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in Thousands)

	Year Ended March 31,
	2025	2024	2023
Net income (loss)	$43,163	$(143,124)	$52,492
Other comprehensive income (loss)	508	(49)	(142)
Comprehensive income (loss)	$43,671	$(143,173)	$52,350

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the Years Ended March 31, 2025, 2024, and 2023
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common
	General Partner	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCE AT MARCH 31, 2022	$(52,478)	14,385,642	$348,359	130,695,970	$401,486	$(308)	$17,394	$714,453
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(1,993)	(1,993)
Common unit repurchases and cancellations	—	—	—	(55,702)	(99)	—	—	(99)
Equity issued pursuant to incentive compensation plan	—	—	—	1,287,075	2,718	—	—	2,718
Net (loss) income	(73)	—	—	—	51,459	—	1,106	52,492
Other comprehensive loss	—	—	—	—	—	(142)	—	(142)
BALANCE AT MARCH 31, 2023	(52,551)	14,385,642	348,359	131,927,343	455,564	(450)	16,507	767,429
Distributions to preferred unitholders (Note 9)	—	—	—	—	(178,299)	—	—	(178,299)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(1,586)	(1,586)
Contributions from noncontrolling interest owners (Note 17)	—	—	—	—	—	—	2,685	2,685
Common unit repurchases and cancellations	—	—	—	(21,302)	(84)	—	—	(84)
Equity issued pursuant to incentive compensation plan	—	—	—	606,725	1,098	—	—	1,098
Net (loss) income	(283)	—	—	—	(143,472)	—	631	(143,124)
Other comprehensive loss	—	—	—	—	—	(49)	—	(49)
BALANCE AT MARCH 31, 2024	(52,834)	14,385,642	348,359	132,512,766	134,807	(499)	18,237	448,070
Contributions from noncontrolling interest owners	—	—	—	—	—	—	2,605	2,605
Distributions to preferred unitholders (Note 9)	—	—	—	—	(335,136)	—	—	(335,136)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(5,483)	(5,483)
Sale of interest in saltwater disposal assets (Note 17)	—	—	—	—	(338)	—	1,561	1,223
Common unit repurchases and cancellations (Note 9)	—	—	—	(500,000)	(2,126)	—	—	(2,126)
Warrant repurchases (Note 9)	—	—	—	—	(6,929)	—	—	(6,929)
Net (loss) income	(79)	—	—	—	39,447	—	3,749	43,117
Other comprehensive income	—	—	—	—	—	508	—	508
BALANCE AT MARCH 31, 2025	$(52,913)	14,385,642	$348,359	132,012,766	$(170,275)	$9	$20,669	$145,849
    `

The accompanying notes are an integral part of these consolidated financial statements.`

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in Thousands)

	Year Ended March 31,
	2025	2024	2023
OPERATING ACTIVITIES:
Net income (loss)	$43,163	$(143,124)	$52,492
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	21,826	(14,604)	(43,457)
Depreciation and amortization, including amortization of debt issuance costs	267,246	282,062	290,106
(Gain) loss on early extinguishment or revaluation of liabilities, net	(6,705)	57,961	3,488
Equity-based compensation expense	—	1,098	2,718
Loss on disposal or impairment of assets, net	31,448	115,936	86,776
Change in provision for expected credit losses	2,496	466	(623)
Net adjustments to fair value of derivatives	4,909	12,321	(19,111)
Equity in earnings of unconsolidated entities	(6,565)	(4,120)	(4,120)
Distributions of earnings from unconsolidated entities	6,702	5,190	4,627
Lower of cost or net realizable value adjustments	2,944	29	2,436
Other	(1,120)	3,238	723
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable and affiliates	114,416	221,690	82,750
Inventories	9,940	13,629	91,221
Other current and noncurrent assets	3,124	52,860	(5,037)
Accounts payable and affiliates	(145,988)	(233,701)	(153,311)
Other current and noncurrent liabilities	(90,986)	(9,113)	(35,993)
Net cash provided by operating activities-continuing operations	256,850	361,818	355,685
Net cash provided by operating activities-discontinued operations	40,613	14,346	89,501
Net cash provided by operating activities	297,463	376,164	445,186
INVESTING ACTIVITIES:
Capital expenditures	(245,816)	(152,295)	(147,765)
Net settlements of derivatives	(246)	(6,185)	56,005
Proceeds from sales of assets	42,819	53,246	45,848
Proceeds from divestitures of businesses and investments, net	72,246	16,000	111,633
Investments in unconsolidated entities	(106)	(258)	(88)
Distributions of capital from unconsolidated entities	2,002	568	—
Net cash (used in) provided by investing activities-continuing operations	(129,101)	(88,924)	65,633
Net cash provided by (used in) investing activities-discontinued operations	6,292	5,163	(1,445)
Net cash (used in) provided by investing activities	(122,809)	(83,761)	64,188
FINANCING ACTIVITIES:
Proceeds from borrowings under ABL Facility	2,008,000	1,652,000	2,007,000
Payments on ABL Facility	(1,899,000)	(1,790,000)	(1,985,000)
Payments on Term Loan B	(7,000)	—	—
Issuance of secured debt	—	2,894,873	—
Repayment and repurchase of senior secured and unsecured notes	—	(2,781,067)	(479,302)
Proceeds from borrowings on other long-term debt	12,720	—	—
Payments on other long-term debt	(1,068)	—	(43,278)
Debt issuance costs	(5,258)	(53,170)	(3,294)
Contributions from noncontrolling interest owners	2,983	—	—
Distributions to preferred unitholders	(305,291)	(178,299)	—
Distributions to noncontrolling interest owners	(5,483)	(1,586)	(1,993)
Warrant repurchases	(6,929)	—	—
Common unit repurchases and cancellations	(2,126)	(84)	(99)
Payments to settle contingent consideration liabilities	(420)	(1,576)	(1,789)
Net settlements of derivatives	977	—	—
Principal payments of finance lease	(19)	(16)	(10)
Net cash used in financing activities	(207,914)	(258,925)	(507,765)
Net (decrease) increase in cash and cash equivalents	(33,260)	33,478	1,609
Cash and cash equivalents, beginning of period	38,909	5,431	3,822
Cash and cash equivalents, end of period	$5,649	$38,909	$5,431
Supplemental cash flow information:
Cash interest paid	$298,980	$247,276	$265,413
Income taxes paid (net of income tax refunds)	$6,173	$3,213	$3,355
Supplemental non-cash investing and financing activities:
Distributions declared but not paid to preferred unitholders	$29,845	$—	$—
Accrued capital expenditures	$6,153	$9,626	$7,533
The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1—Organization and Operations

NGL Energy Partners LP, a Delaware master limited partnership (“we,” “us,” “our,” or the “Partnership”), was formed in September 2010. NGL Energy Holdings LLC serves as our general partner (“GP”). At March 31, 2025, our operations included three segments:

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
•Our Crude Oil Logistics segment purchases crude oil from producers and marketers and transports it to refineries or for resale at pipeline injection stations, storage terminals, barge loading facilities, rail facilities and other trade hubs, and provides storage, terminaling and transportation services through its owned assets. Our activities in this segment are supported by certain long-term, fixed rate contracts with acreage dedications and which include minimum volume commitments on our storage tanks and owned and leased pipelines.
•Our Liquids Logistics segment conducts supply operations for natural gas liquids to commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our five owned terminals, third-party storage and terminal facilities, nine common carrier pipelines and a fleet of leased railcars (updated for the transactions discussed below). We also provide services for marine exports of butane through our facility located in Chesapeake, Virginia and we also own a propane pipeline in Michigan. We attempt to reduce our exposure to price fluctuations by using back-to-back physical contracts and pre-sale agreements that allow us to lock in a margin on a percentage of our winter volumes. We also enter into financially settled derivative contracts as economic hedges of our physical inventory, physical sales and physical purchase contracts.

Sale of Refined Products Business and Exiting Biodiesel Business

As of March 31, 2025, we completed winding down our biodiesel business (see Note 17 for a further discussion).

On March 17, 2025, we signed a purchase and sale agreement to sell our refined products business, including certain working capital items, to a third-party. This sale closed on April 30, 2025.

The sale of our refined products business and winding down of our biodiesel business represent a strategic shift in our operations and will have a significant effect on our operations and financial results going forward. Accordingly, the results of operations and cash flows for our refined products and biodiesel businesses within our Liquids Logistics segment have been classified as discontinued operations for all periods presented and prior periods have been retrospectively adjusted in the consolidated statements of operations and consolidated statements of cash flows. In addition, the assets and liabilities related to our refined products and biodiesel businesses have been classified as either held for sale or discontinued operations within our March 31, 2025 and 2024 consolidated balance sheets (see Note 18 for a further discussion).

Sale of Certain Natural Gas Liquids Terminals and Most of Our Wholesale Propane Business

On February 5, 2025, we signed a purchase and sale agreement to sell 17 of our natural gas liquids terminals, most of our wholesale propane business, our interest in an unconsolidated entity and working capital to a third-party. This sale closed on April 30, 2025. The assets and liabilities of this portion of our Liquids Logistics segment have been classified as held for sale within our March 31, 2025 consolidated balance sheet (see Note 18 for a further discussion). We incurred $7.3 million of costs related to this transaction during the year ended March 31, 2025, and these costs have been recorded within loss on disposal or impairment of assets, net in our consolidated statement of operations.

As this sale transaction did not represent a strategic shift that will have a major effect on our operations or financial results, operations related to this portion of our Liquids Logistics segment have not been classified as discontinued operations.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Sale of Certain Railcars

As of March 31, 2025, we entered into definitive agreements with third-parties to sell certain railcars, which have been classified as held for sale within our March 31, 2025 consolidated balance sheet (see Note 18 for a further discussion).

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

We have not designated any financial instruments as hedges for accounting purposes. All changes in the fair value of our physical contracts that do not qualify as normal purchases and normal sales and settlements (whether cash transactions or non-cash mark-to-market adjustments) are reported either within revenue (for sales contracts) or cost of sales (for purchase contracts) in our consolidated statements of operations, regardless of whether the contract is physically or financially settled, and within cash flows from operations in our consolidated statements of cash flows. The change in the fair value of our interest rate swaps is recorded as a net gain or loss within interest expense in our consolidated statement of operations and within cash flows from operations in our consolidated statements of cash flows.

We utilize various commodity derivative financial instrument contracts to attempt to reduce our exposure to price fluctuations. We do not enter into such contracts for trading purposes. Changes in assets and liabilities from commodity derivative financial instruments result primarily from changes in market prices, newly originated transactions, and the timing of settlements and are reported within cost of sales on the consolidated statements of operations, along with related settlements. We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. However, net unbalanced positions can exist or are established based on our assessment of anticipated market movements. Inherent in the resulting contractual portfolio are certain business risks, including commodity price risk and credit risk. Commodity price risk is the risk that the market value of crude oil or natural gas liquids will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Procedures and limits for managing commodity price risks and credit risks are specified in our market risk policy and credit policy, respectively. Open commodity positions and market price changes are monitored daily and are reported to senior management and to marketing operations personnel. Credit risk is monitored daily and exposure is minimized through customer deposits, letters of credit, monitoring customer receivables relative to previously-approved credit limits, restrictions on product liftings, entering into master netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions, reviewing the receivable aging and suspending sales to customers that have not timely paid outstanding invoices.

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

We have certain taxable corporate subsidiaries in the United States and Canada, and our operations in Texas are subject to a state franchise tax that is calculated based on revenues net of cost of sales. Our fiscal years 2021 to 2024 generally remain subject to examination by federal, state, and Canadian tax authorities. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

in which these temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in income in the period that includes the enactment date.

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

We have a net deferred tax liability of $29.9 million and $38.0 million at March 31, 2025 and 2024, respectively, as a result of acquiring corporations in connection with certain of our acquisitions, which is included within other noncurrent liabilities in our consolidated balance sheets. The decrease in the deferred tax liability during the year ended March 31, 2025 was due to the sale of our ranches in April 2024, one ranch of which was treated as a corporation for federal income tax purposes (see Note 17). The deferred tax liability is the tax effected cumulative temporary difference between the GAAP basis and tax basis of the acquired assets within the corporation. For GAAP purposes, certain of the acquired assets will be depreciated and amortized over time which will lower the GAAP basis. The deferred tax benefit recorded during the year ended March 31, 2025 was $7.1 million with an effective tax rate of 133.4%. The deferred tax benefit recorded during the year ended March 31, 2024 was $1.2 million with an effective tax rate of 31.7%. The change in the effective tax rate from March 31, 2024 to March 31, 2025 was due to the sale of our ranches in April 2024 and the associated net deferred tax liabilities.

We evaluate uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. We had no uncertain tax positions that required recognition in our consolidated financial statements at March 31, 2025 or 2024.

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

Accounts Receivable and Concentration of Credit Risk

We operate in the United States and Canada. We grant unsecured credit to customers under normal industry standards and terms, and have established policies and procedures that allow for an evaluation of each customer’s creditworthiness as well as general economic conditions. Accounts receivable are generated through transactions accounted for under the guidance of contracts with customers (ASC 606), leases (ASC 842) and non-monetary transactions (ASC 845). See Note 16 for a further discussion of our allowance for expected credit losses.

We execute master netting agreements with certain customers to mitigate our credit risk. Receivables and payables are reflected at a net balance to the extent a master netting agreement is in place and we intend to settle on a net basis.

We did not have any customers that represented over 10% of our consolidated revenues for the years ended March 31, 2025, 2024 and 2023.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Inventories consist of the following at the dates indicated:

	March 31,
	2025	2024
	(in thousands)
Crude oil	$23,962	$44,056
Butane	22,674	20,400
Propane	11,847	34,225
Other	11,433	7,917
Total	$69,916	$106,598

Amounts in the table above do not include assets classified as either held for sale or discontinued operations within our March 31, 2025 and 2024 consolidated balance sheets (see Note 18).

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

At March 31, 2025, cumulative equity earnings and cumulative distributions of our unconsolidated entities since they were acquired were $21.3 million and $23.9 million, respectively.

Our investments in unconsolidated entities consist of the following at the date indicated. As of March 31, 2025, all of our investments in unconsolidated entities have been classified as assets held for sale within our March 31, 2025 consolidated balance sheet (see Note 18).

			March 31,
Entity	Segment	Ownership Interest	2024
			(in thousands)
Water services and land company	Water Solutions	50%	$15,228
Water services and land company	Water Solutions	10%	2,926
Water services and land company	Water Solutions	50%	2,026
Natural gas liquids terminal company	Liquids Logistics	50%	125
Total			$20,305

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	March 31,
	2025	2024
	(in thousands)
Linefill (1)	$5,240	$37,861
Loan receivable (2)	3,089	4,776
Minimum shipping fees - pipeline commitments (3)	—	356
Other	11,646	9,135
Total	$19,975	$52,128

(1)    Represents minimum volumes of product we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At March 31, 2025 and 2024, linefill consisted of 90,881 and 502,686 barrels of crude oil, respectively. Linefill held in pipelines we own is included within property, plant and equipment (see Note 4).
(2)    Represents the noncurrent portion of loan receivables, net of allowances for expected credit losses, primarily related to the sale of certain saltwater disposal assets (see Note 17). At March 31, 2025 and 2024, the loan receivable balance (which includes interest receivable) was $6.1 million and $7.5 million, respectively, of which $3.0 million and $2.7 million, respectively, are recorded within prepaid expenses and other current assets in our consolidated balance sheets.
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

Amounts in the table above do not include assets classified as either held for sale or discontinued operations within our March 31, 2025 and 2024 consolidated balance sheets (see Note 18).

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	March 31,
	2025	2024
	(in thousands)
Accrued compensation and benefits	$45,081	$33,061
Distributions payable	29,845	—
Accrued interest (1)	25,308	58,335
Excise and other tax liabilities	13,100	13,192
Derivative liabilities	6,427	1,982
Product exchange liabilities	—	3,366
Other	15,472	62,666
Total	$135,233	$172,602

(1)    Includes amounts accrued related to the LCT Capital, LLC (“LCT”) legal matter at March 31, 2024. On June 13, 2024, we paid LCT $63.3 million related to the legal judgment against us, of which $27.2 million represented interest and $0.1 million of costs awarded to LCT.

Amounts in the table above do not include liabilities classified as either held for sale or discontinued operations within our March 31, 2025 and 2024 consolidated balance sheets (see Note 18).

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Intangible Assets

Our intangible assets include contracts and arrangements acquired in business combinations, including customer relationships, customer commitments, pipeline capacity rights, rights-of-way and easements, water rights, and executory contracts and other agreements. In addition, we capitalize certain debt issuance costs associated with the ABL Facility (as defined herein). We amortize the majority of our intangible assets on a straight-line basis over the estimated useful lives of the assets (see Note 6). We amortize debt issuance costs over the terms of the related debt using a method that approximates the effective interest method.

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

Goodwill

Goodwill represents the excess of the purchase price of the acquired businesses over the net fair value of acquired assets and assumed liabilities. Business combinations are accounted for using the “acquisition method.” We expect that all of our goodwill at March 31, 2025 is deductible for federal income tax purposes.

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

During the year ended March 31, 2025, we created two new aviation entities whereby we own a 90% interest and members of management own a 10% interest (see Note 17 for a further discussion of these transactions). We also executed guarantees for the benefit of the lender that obligates us for the payment and performance of the aviation entities with respect to the repayment of the loans. Since we guaranteed the payment of the outstanding loans, we have concluded that the aviation entities are VIEs because the equity is not sufficient to fund the aviation entities activities without additional subordinated financial support. We have the power to make decisions that most significantly affect the economic performance of the aviation entities and have benefits through our ownership interest. Therefore, we have concluded that we are the primary beneficiary and will consolidate the aviation entities in our consolidated financial statements and will include the noncontrolling interest as redeemable noncontrolling interest as discussed below.

The following table summarizes the balances related to the VIEs that are consolidated in our March 31, 2025 consolidated balance sheet (excluding intercompany eliminations at the time of consolidation) as well as our equity in the VIEs (in thousands):

Cash and cash equivalents	$14
Accounts receivable-affiliates	135
Prepaid expenses and other current assets	108
Property, plant and equipment, net	15,984
Accounts payable	(24)
Accrued expenses and other payables	(190)
Current maturities of long-term debt	(1,805)
Long-term debt, net	(9,818)
Redeemable noncontrolling interest	(424)
Partnership's equity in VIEs	$3,980

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

each balance sheet date to its maximum redemption value if the amount is greater than the carrying value. The following table summarizes changes in our redeemable noncontrolling interest in our consolidated balance sheets (in thousands):

Redeemable noncontrolling interests at March 31, 2024	$—
Contributions from redeemable noncontrolling interest owners (Note 17)	378
Net income from continuing operations attributable to redeemable noncontrolling interests	46
Redeemable noncontrolling interests at March 31, 2025	$424

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

Contingent Consideration Liabilities

Certain business combinations in our Water Solutions segment included future royalty payments to the seller, which we recorded as contingent consideration liabilities as part of our purchase price allocation. The initial fair value was calculated based on an estimate of the activity related to the assets acquired in the transaction, either volumes or revenue, and an estimate of the expected useful life of the assets and discounted to its present value using an appropriate discount rate. The contingent consideration liabilities are recorded within accrued expenses and other payables and other noncurrent liabilities in our consolidated balance sheets. The fair value of the contingent consideration liabilities are assessed each period to determine if there are any changes to the estimated expected activity and the expected useful life of the assets. The same process to calculate the initial fair value of the contingent consideration liabilities is used to calculate the updated fair value. Changes in the fair value of the contingent consideration liabilities are recorded within revaluation of liabilities in our consolidated statement of operations. The fair value estimates used in the analysis of the contingent consideration liabilities were primarily based on Level 3 inputs in the fair value hierarchy.

The following table summarizes changes in our contingent consideration liabilities (in thousands):

Contingent consideration liabilities at March 31, 2023	$24,600
Liabilities settled	(2,470)
Valuation adjustment (1)	2,680
Contingent consideration liabilities at March 31, 2024 (2)	24,810
Liabilities settled	(2,308)
Valuation adjustment (3)	(6,705)
Contingent consideration liabilities at March 31, 2025 (4)	$15,797

(1)    Increase due primarily to higher expected produced water volumes from our customers, resulting in an increase to the expected future royalty payment.
(2)    Includes $3.3 million which is recorded within accrued expenses and other payables and $21.5 million which is recorded within other noncurrent liabilities in our March 31, 2024 consolidated balance sheet.
(3)    Decrease due primarily to lower expected produced water volumes from our customers, resulting in a decrease to the expected future royalty payment.
(4)    Includes $2.0 million which is recorded within accrued expenses and other payables and $13.8 million which is recorded within other noncurrent liabilities in our March 31, 2025 consolidated balance sheet.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Reclassifications

In addition to the reclassifications related to assets and liabilities held for sale and discontinued operations discussed in Note 1, we have also reclassified certain prior period financial statement information to be consistent with the classification methods used in the current fiscal year. For the years ended March 31, 2024 and 2023, the income statement was revised to present revenues and cost of sales by product and service and other, compared to presenting revenues and cost of sales by segment in the March 31, 2024 Annual Report on Form 10-K (“Annual Report”). Also, for the years ended March 31, 2024 and 2023, the elimination of intersegment sales is included in “Corporate and Other” as discussed in Note 11. These reclassifications did not impact previously reported amounts of assets, liabilities, equity, net income or cash flows.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which includes amendments intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU is effective for the Partnership’s fiscal year beginning April 1, 2024, and interim periods within our fiscal year beginning April 1, 2025, with early adoption permitted and requires retrospective application. We adopted this ASU beginning with our March 31, 2025 Annual Report. The adoption of this ASU did not have a material effect on our consolidated financial statements but did change the presentation of the results of our reportable segments (see Note 11).

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 3—(Loss) Income Per Common Unit

The following table presents our calculation of basic and diluted weighted average common units outstanding for the periods indicated:

	Year Ended March 31,
	2025	2024	2023
Weighted average common units outstanding during the period:
Common units - Basic	132,204,283	132,146,477	131,007,171
Common units - Diluted	132,204,283	132,146,477	131,007,171

For the years ended March 31, 2025, 2024 and 2023, all potential common units or convertible securities were considered antidilutive.

Our (loss) income per common unit is as follows for the periods indicated:

	Year Ended March 31,
	2025	2024	2023
	(in thousands, except per unit amounts)
Income (loss) from continuing operations	$64,989	$(157,728)	$9,035
Less: Continuing operations income attributable to nonredeemable noncontrolling interests	(3,749)	(631)	(1,106)
Less: Continuing operations income attributable to redeemable noncontrolling interests	(46)	—	—
Net income (loss) from continuing operations attributable to NGL Energy Partners LP	61,194	(158,359)	7,929
Less: Distributions to preferred unitholders (1)	(118,347)	(139,644)	(124,691)
Less: Continuing operations net loss allocated to GP (2)	57	298	116
Net loss from continuing operations allocated to common unitholders	$(57,096)	$(297,705)	$(116,646)

(Loss) income from discontinued operations, net of tax	$(21,826)	$14,604	$43,457
Less: Discontinued operations net loss (income) allocated to GP (2)	22	(15)	(43)
Net (loss) income from discontinued operation allocated to common unitholders	$(21,804)	$14,589	$43,414

Net loss allocated to common unitholders	$(78,900)	$(283,116)	$(73,232)
Basic and diluted (loss) income per common unit
Loss from continuing operations	$(0.43)	$(2.25)	$(0.89)
(Loss) income from discontinued operations, net of tax	$(0.16)	$0.11	$0.33
Net loss	$(0.60)	$(2.14)	$(0.56)
Basic and diluted weighted average common units outstanding	132,204,283	132,146,477	131,007,171

(1)    Includes distributions earned and declared for the year ended March 31, 2025. Also includes cumulative distributions for the years ended March 31, 2024 and 2023 which were earned but not declared or paid (see Note 9 for a further discussion of the suspension of common unit and preferred unit distributions).
(2)    Net loss (income) allocated to the GP includes distributions to which it is entitled as the holder of incentive distribution rights.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 4—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

	Estimated			March 31,
Description	Useful Lives			2025	2024
	(in years)			(in thousands)
Water treatment facilities and equipment	3	-	30	$2,240,919	$2,055,565
Pipeline and related facilities	30	-	40	266,324	266,129
Crude oil tanks and related equipment	2	-	30	230,174	226,048
Buildings and leasehold improvements	3	-	40	124,388	122,878
Natural gas liquids terminal and storage assets	2	-	30	99,805	167,633
Land				64,733	70,270
Vehicles and railcars (1)	3	-	25	33,629	91,715
Information technology equipment	3	-	7	31,319	33,653
Tank bottoms and linefill (2)				30,623	27,008
Other	3	-	20	19,161	2,552
Construction in progress				30,354	43,010
Gross property, plant and equipment				3,171,429	3,106,461
Accumulated depreciation				(1,104,582)	(1,011,020)
Net property, plant and equipment				$2,066,847	$2,095,441

(1)    Includes a finance lease right-of-use asset of $0.1 million at March 31, 2025 and 2024. The accumulated amortization related to this finance lease is included within accumulated depreciation.
(2)    Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. Linefill, which represents our portion of the product volume required for the operation of the proportionate share of a pipeline we own, is recorded at historical cost.

Amounts in the table above do not include assets classified as either held for sale or discontinued operations within our March 31, 2025 and 2024 consolidated balance sheets (see Note 18).

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Year Ended March 31,
	2025	2024	2023
	(in thousands)
Depreciation expense	$198,859	$198,542	$196,120
Capitalized interest expense	$2,121	$1,561	$945

Amounts in the table above do not include depreciation expense related to our refined products and biodiesel businesses, as these amounts have been classified within discontinued operations within our consolidated statements of operations (see Note 18).

We record (gains) losses from the sales of property, plant and equipment and any write-downs in value due to impairment within loss on disposal or impairment of assets, net in our consolidated statement of operations. The following table summarizes (gains) losses on the disposal or impairment of property, plant and equipment by segment for the periods indicated:

	Year Ended March 31,
	2025	2024	2023
	(in thousands)
Water Solutions (1)	$9,007	$38,938	$56,644
Crude Oil Logistics (2)	(335)	2,910	18,944
Liquids Logistics (3)	(628)	(810)	10,023
Corporate and Other	43	(720)	(1,214)
Total	$8,087	$40,318	$84,397

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(1)    Amounts do not include the gain recognized on the sale of certain freshwater water solutions facilities and certain saltwater disposal assets during the year ended March 31, 2025 discussed in Note 17. Amounts do not include the loss recognized on the sale of certain saltwater disposal assets during the year ended March 31, 2024 discussed in Note 17.
(2)    Amounts do not include the gain recognized on the sale of certain railcars during the year ended March 31, 2025 discussed in Note 17.
(3)    Amounts do not include the gain recognized on the sale of our natural gas liquids terminal in Green Bay, Wisconsin during the year ended March 31, 2025 discussed in Note 17. Amounts do not include the gain recognized on the sale of three natural gas liquids terminals during the year ended March 31, 2024 discussed in Note 17.

During the year ended March 31, 2025, the following transactions were recorded:

•A net loss of $15.2 million primarily related to the write down of the value of certain saltwater disposal wells as well as the abandonment of certain capital projects and the retirement of certain assets in our Water Solutions segment.
•A gain of $6.5 million from insurance recoveries for certain saltwater disposal facilities and boosters damaged in a prior period in our Water Solutions segment.
•A gain of $0.6 million primarily related to the sale of certain assets in our Liquids Logistics segment.
•A net loss of $0.4 million primarily related to the sale of certain assets in our Water Solutions segment.
•A gain of $0.3 million primarily related to the retirement or sale of certain assets in our Crude Oil Logistics segment.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 5—Goodwill

The following table summarizes changes in goodwill by segment for the periods indicated:

	Water Solutions	Crude Oil Logistics	Liquids Logistics	Total
	(in thousands)
Goodwill at March 31, 2023	$283,310	$309,971	$119,083	$712,364
Disposal (1)	—	—	(4,781)	(4,781)
Assets held for sale (2)	(4,108)	—	(17,051)	(21,159)
Impairment	—	—	(69,193)	(69,193)
Goodwill at March 31, 2024	279,202	309,971	28,058	617,231
Impairment	—	—	(17,883)	(17,883)
Goodwill at March 31, 2025	$279,202	$309,971	$10,175	$599,348

(1)    Relates to the sale of two natural gas liquids terminals within our Liquids Logistics segment on July 24, 2023 (see Note 17).
(2)    Relates to goodwill classified as held for sale for the sale of certain freshwater water solutions facilities within our Water Solutions segment and our refined products business within our Liquids Logistics segment (see Note 18).

Fiscal Year 2025 Goodwill Impairment Assessment

Due to lower than expected operating results in our Crude Oil Logistics reporting unit, it was decided that the goodwill within the Crude Oil Logistics reporting unit should be tested for impairment as of December 31, 2024 and March 31, 2025. We estimated the fair value of the Crude Oil Logistics reporting unit based on the income approach, also known as the discounted cash flow method, which utilizes the present value of future expected cash flows to estimate the fair value. The future cash flows of the Crude Oil Logistics reporting unit were projected based upon estimates as of the test date of future revenues, operating expenses and cash outflows necessary to support these cash flows, including working capital and maintenance capital expenditures. We also considered expectations regarding: (i) the crude oil price environment as reflected in crude oil forward prices as of the test date, (ii) volumes based on historical information and estimates of future drilling and completion activity, as well as expectations for future demand recovery and (iii) estimated fixed and variable costs. The discounted cash flows for the Crude Oil Logistics reporting unit were based on five years of projected cash flows and we applied a discount rate and terminal multiple that we believe would be applied by a theoretical market participant in similar market transactions. Based on this testing, we concluded that as of December 31, 2024, the fair value of the Crude Oil Logistics reporting unit exceeded its carrying value by approximately 2% and as of March 31, 2025, the fair value of the Crude Oil Logistics reporting unit exceeded its carrying value by approximately 3%.

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

We performed a qualitative assessment as of January 1, 2025 to determine whether it was more likely than not that the fair value of each reporting unit was greater than the carrying value of the reporting unit. Based on these qualitative assessments, we determined that the fair value of each of our reporting units was more likely than not greater than the carrying value of the reporting units as of January 1, 2025, with the exception of our Wholesale/Terminal reporting unit. See below for a further discussion of the testing.

Due to lower than expected operating results and the expected sale of a significant amount of the reporting units’ assets (see Note 1), it was decided that the goodwill within the Wholesale/Terminal reporting unit should be tested for impairment as of January 1, 2025. We estimated the fair value of the Wholesale/Terminal reporting unit based on both the market approach, which utilizes quoted prices, and the income approach, also known as the discounted cash flow method, which utilizes the

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

present value of future expected cash flows to estimate the fair value. The market approach was used for the assets we expected to sell and the fair value was based on the negotiated sales price to be received for the transactions. The income approach was used to determine the fair value of the portion of the reporting units we were retaining. The future cash flows of the portion of the business being retained reporting unit were projected based upon estimates as of the test date of future revenues, operating expenses and cash outflows necessary to support these cash flows, including working capital and maintenance capital expenditures. We also considered expectations regarding: (i) the margins to be generated on product sold, (ii) estimated volumes based on historical information and estimates of future growth, (iii) renewal of certain customer contracts and (iv) estimated fixed and variable costs. The discounted cash flows for the portion of the reporting unit to be retained were based on five years of projected cash flows and we applied a discount rate and terminal multiple that we believe would be applied by a theoretical market participant in similar market transactions. The fair value calculated by the market approach and by the income approach were added together to calculate the fair value of the entire reporting unit. Based on this test, we concluded that the fair value of the Wholesale/Terminal reporting unit was less than its carrying value by approximately 27%.

During the three months ended March 31, 2025, in our Wholesale/Terminal reporting unit, we recorded a goodwill impairment charge of $17.9 million within loss on disposal or impairment of assets, net in our consolidated statement of operations.

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

The fair value estimates used in these impairment assessments were primarily based on Level 3 inputs in the fair value hierarchy.

Note 6—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

		March 31, 2025			March 31, 2024
Description	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)	(in thousands)
Customer relationships	17.9	$857,903	$(264,675)	$593,228	$900,662	$(263,322)	$637,340
Customer commitments	19.3	192,000	(44,160)	147,840	192,000	(36,480)	155,520
Rights-of-way and easements	28.5	99,964	(21,645)	78,319	95,231	(18,187)	77,044
Debt issuance costs (1)	3.9	21,841	(4,748)	17,093	18,473	(605)	17,868
Executory contracts and other agreements	23.7	19,973	(5,106)	14,867	17,854	(3,670)	14,184
Water rights	—	—	—	—	36,068	(5,310)	30,758
Total		$1,191,681	$(340,334)	$851,347	$1,260,288	$(327,574)	$932,714

(1)    Includes debt issuance costs related to the ABL Facility. Debt issuance costs related to the fixed-rate notes and Term Loan B (as defined herein) are reported as a reduction of the carrying amount of long-term debt.

Amounts in the table above do not include assets classified as either held for sale or discontinued operations within our March 31, 2025 and 2024 consolidated balance sheets (see Note 18).

Write off of Intangible Assets

For intangible assets other than debt issuance costs, we record (gains) losses from the sales of intangible assets and any write-downs in value due to impairment within loss on disposal or impairment of assets, net in our consolidated statements of

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

operations. We record the write-off of debt issuance costs within (loss) gain on early extinguishment of liabilities, net in our consolidated statements of operations. Intangible assets sold as part of the dispositions disclosed in Note 17 are not described below.

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

Amortization expense is as follows for the periods indicated:

	Year Ended March 31,
Recorded In	2025	2024	2023
	(in thousands)
Depreciation and amortization	$55,873	$67,572	$76,988
Cost of sales	257	—	14
Interest expense	4,142	5,541	4,866
Operating expenses	247	247	247
Total	$60,519	$73,360	$82,115

Amounts in the table above do not include amortization expense related to our refined products and biodiesel businesses, as these amounts have been classified within discontinued operations within our consolidated statements of operations (see Note 18).

The following table summarizes expected amortization of our intangible assets at March 31, 2025 (in thousands):

Year Ending March 31,
2026	$56,968
2027	56,631
2028	54,267
2029	51,553
2030	44,291
Thereafter	587,637
Total	$851,347

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 7—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	March 31, 2025			March 31, 2024
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Asset-based revolving credit facility (“ABL Facility”)	$109,000		$109,000	$—		$—
Senior secured term loan “B” credit facility (“Term Loan B”)	693,000	$(16,479)	676,521	700,000	$(17,549)	682,451
Senior secured notes:
8.125% Notes due 2029 (“2029 Senior Secured Notes”)	900,000	(10,219)	889,781	900,000	(12,845)	887,155
8.375% Notes due 2032 (“2032 Senior Secured Notes”)	1,300,000	(16,416)	1,283,584	1,300,000	(18,784)	1,281,216
Other long-term debt	11,652	(30)	11,622	—	—	—
Total long-term debt	3,013,652	(43,144)	2,970,508	2,900,000	(49,178)	2,850,822
Less: Current maturities	8,805	—	8,805	7,000	—	7,000
Long-term debt	$3,004,847	$(43,144)	$2,961,703	$2,893,000	$(49,178)	$2,843,822

(1)    Debt issuance costs related to the ABL Facility are reported within intangible assets, rather than as a reduction of the carrying amount of long-term debt. The unamortized debt issuance costs for Term Loan B include a $4.4 million discount.

ABL Facility

Total commitments under the ABL Facility are $550.0 million, which we reduced from $600.0 million effective February 13, 2025, and it includes a $200.0 million sub-limit for letters of credit. Availability under the ABL Facility is subject to a borrowing base that is determined by calculating the amount equal to the sum of our eligible cash, outstanding accounts receivable balances with investment and non-investment grade counterparties, certain inventory, including inventory on railcars and unsettled derivative contracts. These amounts are subject to certain percentage and dollar amount caps, as described within the ABL Facility. The borrowing base is calculated monthly pursuant to a borrowing base certificate we deliver to the administrative agent. Availability under the ABL Facility is based on the lower of the current borrowing base and the total commitments, less borrowings and outstanding letters of credit. At March 31, 2025, $109.0 million was outstanding under the ABL Facility, letters of credit outstanding were $60.9 million, and we had a borrowing base of $397.7 million. The ABL Facility is scheduled to mature at the earliest of (a) February 2, 2029, or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, subject to certain exceptions.

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

At March 31, 2025, the borrowings under the ABL Facility had an average interest rate of 9.50% calculated as the prime rate of 7.50% plus a margin of 2.00% on the alternate base rate borrowings. On March 31, 2025, the interest rate in effect on letters of credit was 3.00%.

The ABL Facility contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The ABL Facility contains, as the only financial covenant, a fixed charge coverage ratio that is tested based on the financial statements for the most recently ended fiscal quarter upon the occurrence and during the continuation of a Cash Dominion Event (as defined in the ABL Facility). At March 31, 2025, no Cash Dominion Event had occurred.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Compliance

At March 31, 2025, we were in compliance with the covenants under the ABL Facility.

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

At March 31, 2025, the borrowings under the Term Loan B had an interest rate of SOFR of 4.32% plus a margin of 3.75%.

The Term Loan Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The Term Loan Credit Agreement requires that we maintain, on a quarterly basis, beginning with the quarter ended June 30, 2024, a debt service coverage rate (as defined in the Term Loan Credit Agreement) of no less than 1.1 to 1.0. At March 31, 2025, our debt service coverage rate was approximately 2.15 to 1.0.

The Term Loan Credit Agreement contains other customary terms, events of default and covenants.

Compliance

At March 31, 2025, we were in compliance with the covenants under Term Loan B.

Senior Secured Notes

Senior Secured Notes Issuances

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

Senior Secured Notes Redemptions

The following table summarizes redemptions of Senior Secured Notes for the year ended March 31, 2024 (in thousands):

2026 Senior Secured Notes (1)
Notes redeemed	$2,050,000
Cash paid (excluding payments of accrued interest)	$2,088,438
Loss on early extinguishment of debt	$59,014

(1)    On February 4, 2021, we closed on our private offering of $2.05 billion of 7.500% senior secured notes due 2026 (“2026 Senior Secured Notes”). On February 6, 2024, we redeemed all of the outstanding 2026 Senior Secured Notes. Loss on the early extinguishment of debt for the 2026 Senior Secured Notes during the year ended March 31, 2024 includes the write off of debt issuance costs and other expenses of $20.6 million and a call premium of $38.4 million. The loss is reported within (loss) gain on early extinguishment of liabilities, net within our consolidated statement of operations.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Compliance

At March 31, 2025, we were in compliance with the covenants under the Indenture.

Senior Unsecured Notes

Senior Unsecured Notes Issuances

On October 24, 2016, we issued $700.0 million of 7.5% senior unsecured notes due 2023 (“2023 Notes”).

On February 22, 2017, we issued $500.0 million of our 6.125% senior unsecured notes due 2025 (“2025 Notes”). Interest is payable on March 1 and September 1 of each year. The 2025 Notes mature on March 1, 2025. On January 19, 2024, we delivered notice to the holders of the 2025 Notes that we intend to redeem the 2025 Notes on February 20, 2024. We redeemed all of the remaining outstanding 2025 Notes on February 20, 2024 (see “Redemptions” below).

On April 9, 2019, we issued $450.0 million of our 7.5% senior unsecured notes due 2026 (“2026 Notes”) in a private placement. Interest is payable on April 15 and October 15 of each year. The 2026 Notes mature on April 15, 2026. On February 2, 2024, we deposited $331.9 million with the trustee for the redemption of the 2026 Notes, which included the payment of accrued and unpaid interest of $12.0 million. As we met the requirements of discharge under the 2026 indenture dated February 4, 2021, we no longer have this liability as of March 31, 2024 (see “Redemptions” below).

Senior Unsecured Notes Repurchases

The following table summarizes repurchases of Senior Unsecured Notes for the periods indicated:

	Year Ended March 31,
	2024	2023
	(in thousands)
2023 Notes
Notes repurchased	$—	$272,316
Cash paid (excluding payments of accrued interest)	$—	$265,127
Gain on early extinguishment of debt (1)	$—	$6,555

2025 Notes
Notes repurchased	$99,275	$—
Cash paid (excluding payments of accrued interest)	$91,982	$—
Gain on early extinguishment of debt (2)	$6,906	$—

2026 Notes
Notes repurchased	$—	$12,500
Cash paid (excluding payments of accrued interest)	$—	$10,789
Gain on early extinguishment of debt (3)	$—	$1,611

(1)    Gain on early extinguishment of debt for the 2023 Notes during the year ended March 31, 2023 is inclusive of the write off of debt issuance costs of $0.6 million. The gain is reported within (loss) gain on early extinguishment of liabilities, net within our consolidated statement of operations.
(2)    Gain on early extinguishment of debt for the 2025 Notes during the year ended March 31, 2024 is inclusive of the write off of debt issuance costs of $0.4 million. The gain is reported within (loss) gain on early extinguishment of liabilities, net within our consolidated statement of operations.
(3)    Gain on early extinguishment of debt for the 2026 Notes during the year ended March 31, 2023 is inclusive of the write off of debt issuance costs of $0.1 million. The gain is reported within (loss) gain on early extinguishment of liabilities, net within our consolidated statement of operations.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Senior Unsecured Notes Redemptions

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

Other Long-Term Debt

On June 24, 2024, we entered into an equipment loan for $6.4 million with American Bank and Trust Company which bears interest at a rate of 8.50% and is secured by an airplane (see Note 17). On September 24, 2024, we refinanced the loan and lowered the interest rate to 8.00%. We have an aggregate principal balance of $5.7 million at March 31, 2025. This loan matures on June 24, 2030.

On October 1, 2024, we entered into a second equipment loan for $6.4 million with American Bank and Trust Company which bears interest at a rate of 8.00% and is secured by an airplane (see Note 17). We have an aggregate principal balance of $5.9 million at March 31, 2025. This loan matures on September 24, 2030.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at March 31, 2025:

Year Ending March 31,	ABL Facility	Term Loan B	Senior Secured Notes	Other Long-Term Debt	Total
			(in thousands)
2026	$—	$7,000	$—	$1,805	$8,805
2027	—	7,000	—	1,957	8,957
2028	—	7,000	—	2,120	9,120
2029	109,000	7,000	900,000	2,300	1,018,300
2030	—	7,000	—	2,494	9,494
Thereafter	—	658,000	1,300,000	976	1,958,976
Total	$109,000	$693,000	$2,200,000	$11,652	$3,013,652

Amortization of Debt Issuance Costs

Amortization expense for debt issuance costs related to long-term debt was $7.9 million, $10.2 million and $11.9 million during the years ended March 31, 2025, 2024 and 2023, respectively.

The following table summarizes expected amortization of debt issuance costs at March 31, 2025 (in thousands):

Year Ending March 31,
2026	$7,926
2027	7,843
2028	7,843
2029	7,505
2030	5,203
Thereafter	6,824
Total	$43,144

Note 8—Commitments and Contingencies

Legal Contingencies

In August 2015, LCT Capital, LLC (“LCT”) filed a lawsuit against the GP and the Partnership seeking payment for investment banking services relating to the purchase of TransMontaigne Inc. and related assets in July 2014. After pre-trial rulings, LCT was limited to pursuing claims of (i) quantum meruit (the value of the services rendered by LCT) and (ii) fraudulent misrepresentation against the defendants. Following a jury trial conducted in Delaware state court from July 23, 2018 through August 1, 2018, the jury returned a verdict consisting of an award of $4.0 million for quantum meruit and $29.0 million for fraudulent misrepresentation, subject to statutory interest. On December 5, 2019, in response to our post-trial motion, the Court issued an Order overturning the jury’s damages award and ordering the case to be set for a damages-only trial. Ultimately, the Supreme Court of Delaware issued a ruling that (a) LCT was not entitled to “benefit-of-the-bargain” damages on its fraud claim; (b) LCT was not entitled to receive fraudulent misrepresentation damages separate from its quantum meruit damages; (c) the trial court abused its discretion when it ordered a new trial on damages relating to LCT’s claim of fraudulent misrepresentation; and (d) the trial court properly ordered a new trial on LCT’s claim of quantum meruit damages. The re-trial of the quantum meruit claim was conducted in Delaware state court from February 6, 2023 through February 15, 2023 and resulted in the jury returning a verdict consisting of an award of $36.0 million, subject to statutory interest and costs, as applicable. The GP and the Partnership contended that the jury verdict was not supportable by controlling law or the evidentiary record, and on July 28, 2023, filed our notice of appeal to the Supreme Court of Delaware. On February 7, 2024, the Supreme Court of Delaware held before the Court en Banc oral arguments for the appeal matters. On May 28, 2024, the Supreme Court of Delaware affirmed the jury verdict and remanded the case back to the trial court to re-calculate the amount of the pre- and post-judgment interest accrual. As of March 31, 2024, we accrued $62.1 million related to this matter, of which approximately $26.1 million represents interest accrued through March 31, 2024 and $0.1 million of costs awarded to the plaintiff. Interest accrued until the amount of the judgment was paid. On June 13, 2024 we paid LCT $63.3 million related to the legal judgment against us, of which $27.2 million represented interest and $0.1 million of costs awarded to LCT.

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

Environmental Matters

At March 31, 2025, we have an environmental liability, measured on an undiscounted basis, of $1.2 million, which is recorded within accrued expenses and other payables in our consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our business, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our business.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes changes in our asset retirement obligations, which is reported within other noncurrent liabilities in our consolidated balance sheets (in thousands):

Asset retirement obligations at March 31, 2023	$35,163
Liabilities incurred	23,088
Liabilities associated with disposed assets (1)	(3,718)
Liabilities settled	(222)
Liabilities held for sale (2)	(356)
Accretion expense	2,619
Asset retirement obligations at March 31, 2024	56,574
Liabilities incurred	12,161
Liabilities associated with disposed assets (3)	(274)
Liabilities settled	(1,940)
Liabilities held for sale (4)	(1,149)
Accretion expense	4,200
Asset retirement obligations at March 31, 2025	$69,572

(1)    Relates to the sale of certain saltwater disposal wells and other long-lived assets within our Water Solutions segment and the sale of a natural gas liquids terminal in our Liquids Logistics segment (see Note 17).
(2)    Relates to asset retirement obligations classified as held for sale for the sale of certain saltwater disposal assets within our Water Solutions segment (see Note 18).
(3)    Relates to the sale of certain saltwater disposal wells within our Water Solutions segment (see Note 17).
(4)    Relates to asset retirement obligations classified as held for sale for the sale of a portion of our Liquids Logistics segment and certain assets within our Water Solutions segment (see Note 18).

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

All future minimum throughput payments under this agreement were recognized during the year ended March 31, 2025.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Sales and Purchase Contracts

We have entered into product sales and purchase contracts for which we expect the parties to physically settle and deliver the inventory in future periods.

At March 31, 2025, we had the following commodity purchase commitments:

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Purchase Commitments:
Year Ending March 31,
2026	$24,060	452	$14,952	18,897
2027	—	—	4,075	5,796
2028	—	—	343	504
Total	$24,060	452	$19,370	25,197

Index-Price Commodity Purchase Commitments:
Year Ending March 31,
2026	$1,862,939	28,898	$585,742	594,956
2027	34,721	568	25,029	26,400
2028	33,100	549	20,981	26,400
2029	32,791	547	—	—
2030	32,659	547	—	—
Thereafter	148,294	2,558	—	—
Total	$2,144,504	33,667	$631,752	647,756

(1)    Our crude oil index-price purchase commitments exceed our crude oil index-price sales commitments (presented below) due primarily to our long-term purchase commitments for crude oil that we purchase and ship on the Grand Mesa Pipeline.

At March 31, 2025, we had the following commodity sale commitments:

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Sale Commitments:
Year Ending March 31,
2026	$24,369	452	$23,598	21,789
2027	—	—	3,519	4,666
2028	—	—	298	400
Total	$24,369	452	$27,415	26,855

Index-Price Commodity Sale Commitments:
Year Ending March 31,
2026	$1,304,924	18,738	$418,968	348,392
2027	—	—	57,078	52,955
Total	$1,304,924	18,738	$476,046	401,347

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

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our consolidated balance sheet and are not included in the tables above. These

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

contracts are classified as either held for sale or discontinued operations within our March 31, 2025 and 2024 consolidated balance sheets (see Note 18).

Other Commitments

We have noncancelable agreements for product storage, railcar spurs, capital projects and real estate. The following table summarizes future minimum payments under these agreements at March 31, 2025 (in thousands):

Year Ending March 31,
2026	$9,709
2027	8,590
2028	4,194
2029	2,842
2030	1,710
Thereafter	2,964
Total	$30,009

Note 9—Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% GP interest and a 99.9% limited partner interest, which consists of common units. Our GP has the right, but not the obligation, to contribute a proportionate amount of capital to the Partnership to maintain its 0.1% GP interest. Our GP is not required to guarantee or pay any of our debts or obligations. At March 31, 2025, we owned 8.69% of our GP.

General Partner Equity

In connection with the issuance of common units for the vesting of restricted units during the years ended March 31, 2024 and 2023, we issued 586 and 1,232, respectively, notional units to our GP for less than $0.1 million in each of the years, in order to maintain its 0.1% interest in the Partnership.

In connection with the repurchase of common units (see below for further discussion), we repurchased 500 notional units from our GP for less than $0.1 million.

Common Unit Repurchase Program

On June 5, 2024, the board of directors of our GP authorized a common unit repurchase program, under which we may repurchase up to $50.0 million of our outstanding common units from time to time in the open market or in other privately negotiated transactions. This program does not have a fixed expiration date. The common unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of common units. During the year ended March 31, 2025, we repurchased 500,000 units for an aggregate price of $2.1 million, including commissions.

Common Unit and Preferred Unit Distributions

The board of directors of our GP temporarily suspended all distributions (common unit distributions which began with the quarter ended December 31, 2020 and preferred unit distributions which began with the quarter ended March 31, 2021) in order to deleverage our balance sheet and meet certain financial performance ratios.

On February 6, 2024, the board of directors of our GP declared a cash distribution of 50% of the outstanding distribution arrearages through December 31, 2023 to preferred unitholders. The distributions were paid on February 27, 2024 to the holders of record at the close of trading on February 16, 2024. See below for a further discussion.

On April 4, 2024 and April 9, 2024, the board of directors of our GP declared cash distributions of the remaining outstanding distributions through March 31, 2024 to the preferred unitholders. The distributions were paid on April 18, 2024 and April 25, 2024, respectively. See below for further discussion.

As of April 25, 2024, all preferred unit distributions in arrears had been paid.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Class B Preferred Units

As of March 31, 2025, there were 12,585,642 of our Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) outstanding.

Distributions for Prior Years

On February 6, 2024, the board of directors of our GP declared a cash distribution of 50% of the outstanding distribution arrearages through December 31, 2023 to the holders of the Class B Preferred Units. The distribution amount of $55.9 million was paid on February 27, 2024 to the holders of record at the close of trading on February 16, 2024.

On April 4, 2024, the board of directors of our GP declared a cash distribution of $3.0224 which was 55.4% of the outstanding distribution arrearages through the quarter ended March 31, 2024 to the holders of the Class B Preferred Units. The distribution amount of $38.0 million was paid on April 18, 2024 to the holders of record at the close of trading on April 12, 2024.

On April 9, 2024, the board of directors of our GP declared a cash distributions of $2.4750 which fully paid the remaining distribution arrearages and interest through the quarter ended March 31, 2024 to the holder of the Class B Preferred Units. The distribution amount of $31.1 million, which included a distribution of $9.9 million earned during the quarter ended March 31, 2024, was paid on April 25, 2024 to the holders of record at the close of trading on April 19, 2024.

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

The following table summarizes the distributions declared for our Class B Preferred Units during the last fiscal year:

			Three-Month	Distribution	Amount Paid to Class B
Date Declared	Record Date	Payment Date	SOFR	Rate	Preferred Unitholders
					(in thousands)
June 21, 2024	July 1, 2024	July 15, 2024	5.300%	$0.8153	$10,261
September 19, 2024	October 1, 2024	October 15, 2024	5.332%	$0.8004	$10,073
December 12, 2024	January 1, 2025	January 15, 2025	4.593%	$0.7542	$9,493
March 19, 2025	April 1, 2025	April 15, 2025	4.329%	$0.7377	$9,284

The distribution amount paid on April 15, 2025 is included in accrued expenses and other payables in our consolidated balance sheet at March 31, 2025.

Class C Preferred Units

As of March 31, 2025, there were 1,800,000 of our Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) outstanding.

Distributions for Prior Years

On February 6, 2024, the board of directors of our GP declared a cash distribution of 50% of the outstanding distribution arrearages through December 31, 2023 to the holders of the Class C Preferred Units. The distribution amount of $7.3 million was paid on February 27, 2024 to the holders of record at the close of trading on February 16, 2024.

On April 4, 2024, the board of directors of our GP declared a cash distribution of $2.6790 which was 55.4% of the outstanding distribution arrearages through the quarter ended March 31, 2024 to the holders of Class C Preferred Units. The distribution amount of $4.8 million was paid on April 18, 2024 to the holders of record at the close of trading on April 12, 2024.

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

The following table summarizes the distributions declared for our Class C Preferred Units during the last fiscal year:

			Three-Month	Distribution	Amount Paid to Class C
Date Declared	Record Date	Payment Date	SOFR	Rate	Preferred Unitholders
					(in thousands)
June 21, 2024	July 1, 2024	July 15, 2024	5.300%	$0.7926	$1,426
September 19, 2024	October 1, 2024	October 15, 2024	5.332%	$0.7947	$1,431
December 12, 2024	January 1, 2025	January 15, 2025	4.593%	$0.7486	$1,347
March 19, 2025	April 1, 2025	April 15, 2025	4.329%	$0.7320	$1,318

The distribution amount paid on April 15, 2025 is included in accrued expenses and other payables in our consolidated balance sheet at March 31, 2025.

Class D Preferred Units

On November 22, 2024, we purchased 23,375,000 of our outstanding warrants for $6.9 million.

As of March 31, 2025, there were 600,000 preferred units (“Class D Preferred Units”) and warrants exercisable to purchase an aggregate of 2,125,000 common units outstanding.

The following table summarizes the outstanding warrants at March 31, 2025:

Issuance Date and Description	Number of Warrants	Exercise Price
October 31, 2019
Premium warrants	1,250,000	$16.28
Par warrants	875,000	$13.56

All outstanding warrants are currently exercisable and any unexercised warrants will expire on the tenth anniversary of the date of issuance. The warrants will not participate in cash distributions.

Distributions for Prior Years

On February 6, 2024, the board of directors or our GP declared a cash distribution of 50% of the outstanding distribution arrears through December 31, 2023 to the holder of the Class D Preferred Units. The distribution amount of $115.0 million was paid on February 27, 2024 to the holders of record at the close of trading on February 16, 2024.

On April 4, 2024, the board of directors of our GP declared a cash distribution of 55.4% of the outstanding distribution arrearages through the quarter ended March 31, 2024 to the holders of the Class D Preferred Units. The distribution amount of $77.1 million was paid on April 18, 2024 to the holders of record at the close of trading on April 12, 2024.

On April 9, 2024, the board of directors of our GP declared a cash distribution which fully paid the remaining distribution arrearages and interest through the quarter ended Mach 31, 2024 to the holders of the Class D Preferred Units. quarterly distribution of $63.0 million, which included a distribution of $16.4 million earned during the quarter ended March 31, 2024, was paid on April 25, 2024 to the holders of record at the close of trading on April 19, 2024.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Current Fiscal Year Distributions

The holders of our Class D Preferred Units have elected, which they are allowed to do so from time to time, for the distributions to be calculated based on a floating rate equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in accordance with our amended and restated limited partnership agreement (“Partnership Agreement”)) plus a spread of 7.00% (“Class D Variable Rate,” as defined in the Partnership Agreement). Effective July 3, 2023, the reference to LIBOR in the formulation for the distribution rate in these securities was replaced with the three-month CME Term SOFR, as calculated and published by CME Group Benchmark Administration, Ltd. Each variable rate election shall be effective for at least four quarters following such election. This variable rate election will be effective until September 30, 2025. The distribution rate for the Class D Preferred Units is 12.329% for the quarter ended March 31, 2025, and includes a 1.0% rate increase, as we exceeded the adjusted total leverage ratio, as defined within the Partnership Agreement.

The following table summarizes the distributions declared on our Class D Preferred Units during the last fiscal year:

			Three-Month	Distribution	Amount Paid to Class D
Date Declared	Record Date	Payment Date	SOFR	Rate	Preferred Unitholders
					(in thousands)
June 21, 2024 (1)	July 1, 2024	July 15, 2024		$26.01	$15,825
September 19, 2024	October 1, 2024	October 15, 2024	5.332%	$32.08	$19,248
December 12, 2024	January 1, 2025	January 15, 2025	4.593%	$30.16	$18,095
March 19, 2025	April 1, 2025	April 15, 2025	4.329%	$32.07	$19,243

(1)     The distribution rate was 10.00% (equal to $100.00 per every 1,000 in unit value per year).

The distribution amount paid on April 15, 2025 is included in accrued expenses and other payables in our consolidated balance sheet at March 31, 2025.

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

Equity-Based Incentive Compensation

Our GP adopted a long-term incentive plan (“LTIP”), which allowed for the issuance of equity-based compensation. Our GP granted certain restricted units to employees and directors, which vest in tranches, subject to the continued service of the recipients through the vesting date (“Service Awards”). The Service Awards may also vest upon a change of control, at the discretion of the board of directors of our GP. No distributions accrue to or are paid on the Service Awards during the vesting period. As the LTIP expired on May 10, 2021, we had no common units available for grant during the year ended March 31, 2025, and the last of our outstanding Service Awards vested on November 15, 2023.

During the years ended March 31, 2024 and 2023, we recorded compensation expense related to Service Awards of $1.1 million and $2.7 million, respectively.

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

Derivatives

The following table summarizes, by level within the fair value hierarchy, the estimated fair values of our derivative assets and liabilities reported in our consolidated balance sheets at the dates indicated:

	March 31, 2025		March 31, 2024
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$67	$(1,644)	$3,873	$(7,517)
Level 2 measurements	22	(8,133)	1,867	(2,647)
	89	(9,777)	5,740	(10,164)

Netting of counterparty contracts (1)	(67)	67	(3,873)	3,873
Net cash collateral provided (held)	1,527	1,577	(295)	3,643
Derivatives	$1,549	$(8,133)	$1,572	$(2,648)

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

The following table summarizes the accounts that include our derivative assets and liabilities in our consolidated balance sheets at the dates indicated:

	March 31,
	2025	2024
	(in thousands)
Prepaid expenses and other current assets	$1,549	$1,572
Accrued expenses and other payables	(6,427)	(1,982)
Other noncurrent liabilities	(1,706)	(666)
Net derivative liability	$(6,584)	$(1,076)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes our open derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At March 31, 2025:
Crude oil fixed-price (1)	April 2025–March 2026	59	$(6,492)
Butane fixed-price (1)	April 2025–March 2026	(1,148)	(482)
Variable-to-fixed interest rate swaps (2)	April 2025–April 2028		(2,539)
Other	April 2025–March 2026		(175)
			(9,688)
Net cash collateral provided			3,104
Net derivative liability			$(6,584)

At March 31, 2024:
Crude oil fixed-price (1)	April 2024–March 2025	(174)	$(3,000)
Propane fixed-price (1)	April 2024–April 2025	6,980	1,870
Butane fixed-price (1)	April 2024–March 2025	(982)	(2,222)
Variable-to-fixed interest rate swap (2)	April 2024–April 2026		515
Other	April 2024–March 2025		(1,587)
			(4,424)
Net cash collateral provided			3,348
Net derivative liability			$(1,076)

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

Amounts in the tables above do not include assets and liabilities classified as either held for sale or discontinued operations within our March 31, 2025 and 2024 consolidated balance sheets (see Note 18).

The following table summarizes the net (losses) gains recorded from our commodity derivatives to revenues and cost of sales in our consolidated statements of operations for the periods indicated (in thousands):

Year Ended March 31,
2025	$(4,482)
2024	$(12,836)
2023	$19,111

Amounts in the table above do not include net gains and losses from our commodity derivatives related to our refined products and biodiesel businesses, as these amounts have been classified within discontinued operations within our consolidated statements of operations (see Note 18).

During the years ended March 31, 2025 and 2024, we recorded a net loss of $0.4 million and a net gain of $0.5 million, respectively, from our interest rate swaps to interest expense in our consolidated statements of operations.

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At March 31, 2025, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

counterparty does not perform on a contract, we may not realize amounts that have been recorded in our consolidated balance sheets and recognized in our net income.

Interest Rate Risk

Long-Term Debt

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the prime rate or SOFR plus an applicable margin (see Note 7 for the current rates on the ABL Facility).

The Term Loan B is variable-rate debt with interest rates that are generally indexed to SOFR plus an applicable margin (see Note 7 for the current rates on the Term Loan B).

Interest Rate Swaps

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

Preferred Unit Distributions

The current distribution rate for the Class B, Class C and Class D Preferred Units is a floating rate of the three-month CME Term SOFR plus a fixed spread (see Note 9 for the current distribution rates).

Fair Value of Fixed-Rate Notes

The following table provides fair values estimates of our fixed-rate notes at March 31, 2025 (in thousands):

2029 Senior Secured Notes	$902,250
2032 Senior Secured Notes	$1,299,458

For the 2029 Senior Secured Notes and 2032 Senior Secured Notes, the fair value estimates were developed based on publicly traded quotes and would be classified as Level 2 in the fair value hierarchy.

Note 11—Segments

Our operations are organized into three reportable segments: (i) Water Solutions, (ii) Crude Oil Logistics and (iii) Liquids Logistics. These segments have been identified based on the differing products and services, regulatory environment and the expertise required for these operations. Our Liquids Logistics reportable segment includes operating segments that have been aggregated based on the nature of the products and services provided. Our chief operating decision maker (“CODM”) is our chief executive officer. Adjusted EBITDA is reviewed by the CODM to evaluate performance and make business decisions. We define Adjusted EBITDA for Water Solutions as revenue minus operating and general and administrative expense, which excludes, accretion expense for asset retirement obligations (“Accretion Expense”) and legal and advisory costs associated with acquisitions and dispositions (“Acquisition Expense”), and plus or minus other reconciling items. We define Adjusted EBITDA for Crude Oil Logistics and Liquid Logistics as revenue minus cost of sales, which excludes unrealized gains and losses on derivatives, lower of cost or realizable value adjustments and amortization expense for certain intangible assets, and plus or minus other reconciling segment items. The calculation of Adjusted EBITDA for our three reportable segments is presented in the Reportable Segment Information tables below.

See Note 1 for a discussion of the products and services of our reportable segments. The remainder of our business operations is presented as “Corporate and Other” and consists of certain corporate expenses that are not allocated to the reportable segments and the amounts to eliminate intercompany or intersegment transactions. Intercompany or intersegment

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

transactions are recorded based on prices negotiated between the segments. Intrasegment transactions eliminations are recorded within each reportable segment. All of the tables below do not include amounts related to our refined products and biodiesel businesses, as these amounts have been classified as discontinued operations within our consolidated statements of operations for all periods presented (see Note 1).

Disaggregation of Revenue

The following table summarizes revenues related to our segments for the periods indicated:

	Year Ended March 31,
	2025	2024	2023
	(in thousands)
Revenues:
Water Solutions:
Topic 606 revenues
Disposal service fees	$637,098	$598,046	$547,716
Sale of recovered crude oil	109,008	107,367	120,705
Sale of water	7,625	11,594	17,509
Other service revenues	1,896	13,030	11,108
Non-Topic 606 revenues	60	781	—
Total Water Solutions revenues	755,687	730,818	697,038
Crude Oil Logistics:
Topic 606 revenues
Crude oil sales	806,653	1,597,238	2,376,434
Crude oil transportation and other sales	66,263	50,151	89,502
Non-Topic 606 revenues	6,986	9,222	7,476
Total Crude Oil Logistics revenues	879,902	1,656,611	2,473,412
Liquids Logistics:
Topic 606 revenues
Propane sales	751,376	735,698	1,156,821
Butane sales	648,303	627,400	772,085
Other products sales	411,687	377,744	565,706
Service revenues	8,414	8,209	7,944
Non-Topic 606 revenues	13,832	17,374	14,604
Total Liquids Logistics revenues (1)	1,833,612	1,766,425	2,517,160
Corporate and Other:
Topic 606 revenues
Service revenues	401	—	—
Elimination of intersegment sales (2)	(416)	(547)	(8,590)
Total Corporate and Other revenues	(15)	(547)	(8,590)
Total revenues	$3,469,186	$4,153,307	$5,679,020

(1)    During the years ended March 31, 2025, 2024 and 2023, our Liquids Logistics revenues included $128.2 million, $132.1 million and $211.0 million of non-US revenues, respectively.
(2)    For the years ended March 31, 2024 and 2023, the elimination of intersegment sales, which was included in the Crude Oil Logistics segment in our March 31, 2024 Annual Report, is now included in “Corporate and Other.”

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Reportable Segment Information

The following tables set forth certain selected financial information for our segments for the periods indicated:

	Year Ended March 31, 2025
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Total Segments	Corporate and Other	Consolidated
	(in thousands)
Revenues	$755,687	$879,902	$1,833,612	$3,469,201	$(15)	$3,469,186
Cost of sales (1)	(2,106)	772,665	1,730,396	2,500,955	(416)	2,500,539
Operating, general and administrative expenses (2)	217,223	40,866	51,314	309,403	39,244	348,647
Other (3)	1,426	2	1,467	2,895	(3)	2,892
Adjusted EBITDA	$541,996	$66,373	$53,369	$661,738	$(38,846)	$622,892
Depreciation and amortization						254,732
Amortization in cost of sales						257
Interest expense						280,078
Loss on disposal or impairment of assets, net						31,448
Net unrealized losses on derivatives						3,366
Lower of cost or net realizable value adjustments						2,916
Revaluation of liabilities						(6,705)
Asset retirement obligation accretion						4,200
Adjustments related to unconsolidated entities (4)						427
Other (5)						(7,931)
Income from continuing operations before income taxes						$60,104

Capital expenditures (6)	$208,168	$6,915	$12,200	$227,283	$17,967	$245,250
Total assets (7)	$2,794,777	$1,198,501	$548,901	$4,542,179	$67,261	$4,609,440

(1)    Amount excludes net unrealized gains and losses on derivatives, lower of cost or net realizable value adjustments and amortization expense for certain intangible assets.
(2)    Amount excludes Accretion Expense and Acquisition Expense.
(3)    Amount includes Adjusted EBITDA related to our unconsolidated entities, interest income and certain other non-operating income and expense items less Adjusted EBITDA related to our noncontrolling interests.
(4)    Amount represents the sum of the amount excluded from our equity in earnings of unconsolidated entities, including, depreciation and amortization, interest expense and gains and losses on the disposal or impairment of assets.
(5)    Amount includes the net of Adjusted EBITDA related to our noncontrolling interests, unrealized gains and losses on investments and marketable securities and certain other non-operating income and expense items.
(6)    Amount includes additions to property, plant and equipment and intangible assets, including the acquisition of assets.
(7)    Total assets includes $13.7 million of non-US total assets.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Year Ended March 31, 2024
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Total Segments	Corporate and Other	Consolidated
	(in thousands)
Revenues	$730,818	$1,656,611	$1,766,425	$4,153,854	$(547)	$4,153,307
Cost of sales (1)	10,909	1,527,236	1,657,523	3,195,668	(305)	3,195,363
Operating, general and administrative expenses (2)	215,300	42,589	55,600	313,489	55,922	369,411
Other (3)	3,699	101	(15)	3,785	1,096	4,881
Adjusted EBITDA	$508,308	$86,887	$53,287	$648,482	$(55,068)	$593,414
Depreciation and amortization						266,114
Interest expense						269,804
Loss on disposal or impairment of assets, net						115,936
Net unrealized losses on derivatives						63,762
CMA Differential Roll net gains (4)						(71,285)
Lower of cost or net realizable value adjustments						(2,408)
Loss on early extinguishment of liabilities, net						55,281
Revaluation of liabilities						2,680
Asset retirement obligation accretion						2,619
Equity-based compensation						1,098
Acquisition expense (5)						48,116
Adjustments related to unconsolidated entities (6)						384
Other (7)						(2,417)
Loss from continuing operations before income taxes						$(156,270)

Capital expenditures (8)	$145,048	$6,905	$15,791	$167,744	$2,323	$170,067
Total assets (9)	$2,885,041	$1,368,461	$686,885	$4,940,387	$79,707	$5,020,094

(1)    Amount excludes net unrealized gains and losses on derivatives and lower of cost or net realizable value adjustments.
(2)    Amount excludes Accretion Expense and equity-based compensation expense.
(3)    Amount includes Adjusted EBITDA related to our unconsolidated entities, interest income and certain other non-operating income and expense items less Adjusted EBITDA related to our noncontrolling interests.
(4)    In our Crude Oil Logistics segment, we purchase certain crude oil barrels using the West Texas Intermediate (“WTI”) calendar month average (“CMA”) price and sell the crude oil barrels using the WTI CMA price plus the Argus CMA Differential Roll Component (“CMA Differential Roll”) per our contracts. To eliminate the volatility of the CMA Differential Roll, we entered into derivative instrument positions in January 2021 to secure a margin per month from May 2021 through December 2023. Due to the nature of these positions, the cash flow and earnings recognized on a GAAP basis differed from period to period depending on the current crude oil price and future estimated crude oil price which were valued utilizing third-party market quoted prices. We recognized in Adjusted EBITDA the gains and losses from the derivative instrument positions entered into in January 2021 to properly align with the physical margin we hedged each month through the term of this transaction.
(5)    Amount includes the accrued judgment related to the LCT legal matter, excluding interest (see Note 8) and the write-off of the legal costs related to the LCT legal matter that were originally allocated to the GP.
(6)    Amount represents the sum of the amount excluded from our equity in earnings of unconsolidated entities, including, depreciation and amortization, interest expense and gains and losses on the disposal or impairment of assets.
(7)    Amount includes the net of Adjusted EBITDA related to our noncontrolling interests, unrealized gains and losses on investments and marketable securities and certain other non-operating income and expense items.
(8)    Amount includes additions to property, plant and equipment and intangible assets, including the acquisition of assets.
(9)    Total assets includes $22.1 million of non-US total assets.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Year Ended March 31, 2023
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Total Segments	Corporate and Other	Consolidated
	(in thousands)
Revenues	$697,038	$2,473,412	$2,517,160	$5,687,610	$(8,590)	$5,679,020
Cost of sales (1)	18,564	2,308,327	2,430,311	4,757,202	(8,587)	4,748,615
Operating, general and administrative expenses (2)	218,020	54,537	49,294	321,851	48,173	370,024
Other (3)	2,637	368	25	3,030	30,198	33,228
Adjusted EBITDA	$463,091	$110,916	$37,580	$611,587	$(17,978)	$593,609
Depreciation and amortization						273,108
Amortization in cost of sales						14
Interest expense						275,438
Loss on disposal or impairment of assets, net						86,776
Net unrealized gains on derivatives						(50,438)
CMA Differential Roll net losses (4)						3,547
Lower of cost or net realizable value adjustments						(12,324)
Gain on early extinguishment of liabilities, net						(6,177)
Revaluation of liabilities						9,665
Asset retirement obligation accretion						3,226
Equity-based compensation						2,718
Adjustments related to unconsolidated entities (5)						843
Other (6)						(2,041)
Income from continuing operations before income taxes						$9,254

Capital expenditures (7)	$123,180	$9,649	$5,704	$138,533	$2,207	$140,740
Total assets (8)	$3,009,869	$1,616,953	$774,221	$5,401,043	$55,101	$5,456,144

(1)    Amount excludes net unrealized gains and losses on derivatives, lower of cost or net realizable value adjustments and amortization expense for certain intangible assets.
(2)    Amount excludes Accretion Expense, equity-based compensation expense and Acquisition Expense.
(3)    Amount includes Adjusted EBITDA related to our unconsolidated entities, interest income, unrealized gains and losses on investments and marketable securities and certain other non-operating income and expense items less Adjusted EBITDA related to our noncontrolling interests. Within Corporate and Other is other income related to the settlement of a dispute associated with commercial activities not occurring in the current reporting periods, as described further in Note 17.
(4)    In our Crude Oil Logistics segment, we purchase certain crude oil barrels using the WTI CMA price and sell the crude oil barrels using the WTI CMA price plus the Argus CMA Differential Roll per our contracts. To eliminate the volatility of the CMA Differential Roll, we entered into derivative instrument positions in January 2021 to secure a margin per month from May 2021 through December 2023. Due to the nature of these positions, the cash flow and earnings recognized on a GAAP basis differed from period to period depending on the current crude oil price and future estimated crude oil price which were valued utilizing third-party market quoted prices. We recognized in Adjusted EBITDA the gains and losses from the derivative instrument positions entered into in January 2021 to properly align with the physical margin we hedged each month through the term of this transaction.
(5)    Amount represents the sum of the amount excluded from our equity in earnings of unconsolidated entities, including, depreciation and amortization, interest expense and gains and losses on the disposal or impairment of assets.
(6)    Amount includes the net of Adjusted EBITDA related to our noncontrolling interests, unrealized gains and losses on investments and marketable securities and certain other non-operating income and expense items.
(7)    Amount includes additions to property, plant and equipment and intangible assets, including the acquisition of assets.
(8)    Total assets includes $32.3 million of non-US total assets.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 12—Transactions with Affiliates

The following table summarizes our related party transactions for the periods indicated:

	Year Ended March 31,
	2025	2024	2023
	(in thousands)
Sales to entities affiliated with management	$401	$—	$—
Purchases from equity method investees	$421	$1,281	$1,872
Purchases from entities affiliated with management	$—	$100	$—

Affiliate balances consist of the following at the dates indicated:

	March 31,
	2025	2024
	(in thousands)
Accounts receivable-affiliates
Equity method investees	$595	$1,501
Entities affiliated with management	135	—
Total	$730	$1,501

Accounts payable-affiliates
Equity method investees	$101	$36
Entities affiliated with management	1	1
Total	$102	$37

Other Related Party Transactions

During the year ended March 31, 2025, we created two new aviation entities whereby we own a 90% interest and members of management own a 10% interest (see Note 17 for a further discussion of these transactions).

On November 22, 2024, we purchased 16,734,375 of our outstanding warrants for $5.0 million from a greater than 10% beneficial owner of our common units (see Note 9 for a further discussion).

Note 13—Employee Benefit Plan

We have established a defined contribution 401(k) plan to assist our eligible employees in saving for retirement on a tax-deferred basis. The 401(k) plan permits all eligible employees to make voluntary pre-tax contributions to the plan, subject to applicable tax limitations. For every dollar that employees contribute up to 4% of their eligible compensation (as defined in the plan), we contribute one dollar, plus 50 cents for every dollar employees contribute between 4 and 6% of their eligible compensation (as defined in the plan). Our matching contributions vest over an employee’s first two years of employment, subject to a participant’s continued service. Expenses under the plan for the years ended March 31, 2025, 2024 and 2023 were $2.7 million, $2.7 million and $2.7 million, respectively. Expenses for matching contributions related to our refined products and biodiesel businesses have been classified within discontinued operations within our consolidated statements of operations (see Note 18).

Note 14—Revenue from Contracts with Customers

We recognize revenue for services and products under revenue contracts as our obligations to either perform services or deliver or sell products under the contracts are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation in the contract and is recognized as revenue when, or as, the performance obligation is satisfied. Our revenue contracts in scope under ASC 606 primarily have a single performance obligation. The evaluation of when performance obligations have been satisfied and the transaction price that is allocated to our performance obligations requires significant judgment and assumptions, including our evaluation of the timing of when control of the underlying good or service has transferred to our customers and the relative stand-alone selling price of goods and services provided to customers under contracts with multiple performance obligations. Actual results can vary from those judgments and assumptions. We do not have any material contracts with

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

multiple performance obligations or under which we receive material amounts of non-cash consideration. Our costs to obtain or fulfill our revenue contracts were not material as of March 31, 2025.

The majority of our revenue agreements are in scope under ASC 606 and the remainder of our revenue comes from contracts that contain nonmonetary exchanges or leases in the scope of ASC 845 and ASC 842, respectively. See Note 11 for a detail of disaggregated revenue.

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

Water Solutions Performance Obligations

Within the Water Solutions segment, revenue is disaggregated into two primary revenue streams that include service revenue and commodity sales revenue. For contracts involving disposal services, we accept produced water and solids for disposal at our facilities. The determination of transaction price, which is generally considered to be variable, under these contracts involves significant judgment as it is dependent upon the amount of volume of produced water or solids that are delivered to us by the customer over the term of the contract and the fees charged per barrel, which can either be a fixed amount per barrel or variable due to changes in inflation or other factors. Under certain contracts, the customer has committed to delivering to us a minimum volume of produced water over a specified time period. If the customer does not deliver the committed volumes, we receive a shortfall fee if the customer does not deliver their commitment. At each reporting period, we make a determination as to the likelihood of earning this fee. We recognize revenue from these contracts when (i) actual volumes are received; and (ii) when the likelihood of a customer exercising its remaining rights to make up the deficient volumes under minimum volume commitments becomes remote (also known as the breakage model).

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

For revenue received from services rendered, we offer a variety of services which include: (i) railcar transportation services; (ii) transloading services; and (iii) logistics services. We are obligated to provide these services over a predetermined period of time. All revenue from services is recognized over time utilizing the output method based on volumes stored or moved.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Remaining Performance Obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we utilized the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these contracts. The following table summarizes the amount and timing of revenue recognition for such contracts at March 31, 2025 (in thousands):

Year Ending March 31,
2026	$81,881
2027	69,896
2028	59,402
2029	62,433
2030	53,717
Thereafter	57,989
Total	$385,318

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

Contract Assets and Liabilities

Amounts owed from our customers under our revenue contracts are typically billed as the service is being provided on a monthly basis and are due within 1-30 days of billing, and are classified as accounts receivable on our consolidated balance sheets. Under certain of our contracts, we recognize revenues in excess of billings, referred to as contract assets, within prepaid expenses and other current assets in our consolidated balance sheets. Accounts receivable from contracts with customers are presented within accounts receivable and accounts receivable-affiliates in our consolidated balance sheets.

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
•Contracts with variable volumes and pricing. As described above in our Water Solutions segment, we revise the estimate of variable consideration at each reporting period. As the actual amount billed and received from the customer may differ from the amount of revenue recognized, a contract asset or liability is recorded.
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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following tables summarize the balances of our contract assets and liabilities at the dates indicated:

	March 31,
	2025	2024	2023
	(in thousands)
Accounts receivable from contracts with customers (1)	$294,378	$336,948	$342,478
Contract assets (current)	$512	$—	$10,050

Contract liabilities at March 31, 2023	$12,004
Payment received and deferred	59,401
Payment recognized in revenue	(54,308)
Liabilities held for sale (2)	(164)
Contract liabilities at March 31, 2024	16,933
Payment received and deferred	49,787
Payment recognized in revenue	(57,293)
Liabilities held for sale (3)	(259)
Contract liabilities at March 31, 2025	$9,168

(1)    Amounts in do not include assets classified as either held for sale or discontinued operations within our March 31, 2025 and 2024 consolidated balance sheets (see Note 18).
(2)    Relates to contract liabilities classified as held for sale for the sale of certain freshwater water solutions facilities within our Water Solutions segment (see Note 18).
(3)    Relates to contract liabilities classified as held for sale for the sale of a portion of our Liquids Logistics segment (see Note 18).

Note 15—Leases

Lessee Accounting

Our leasing activity primarily consists of product storage, office space, real estate, railcars, and equipment. We determine if an agreement contains a lease at the inception of the arrangement. If an arrangement is determined to contain a lease, we classify the lease as an operating lease or a finance lease depending on the terms of the arrangement. Our leases are classified as operating and finance leases. Operating lease right-of-use assets represent our right to use an underlying asset for the lease term when we control the use of the asset by obtaining substantially all of the economic benefits of the asset and directing the use of the asset. Operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and operating lease liabilities with an initial term of greater than one year are recognized at the commencement date based on the present value of lease payments over the lease term. As the interest rate implicit in our leases is not readily determinable, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Our incremental borrowing rate represents the interest rate which we would pay to borrow, on a collateralized basis, an amount equal to the lease payments over a similar term in a similar economic environment. We do not have any leases that provide for guarantees of residual value.

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

At March 31, 2025, we had operating lease right-of-use assets of $109.9 million and current and noncurrent operating lease obligations of $27.9 million and $85.2 million, respectively, on our consolidated balance sheet. At March 31, 2024, we had operating lease right-of-use assets of $95.4 million and current and noncurrent operating lease obligations of $29.4 million and $70.6 million, respectively, on our consolidated balance sheet. These amounts do not include assets and liabilities classified as either held for sale or discontinued operations within our March 31, 2025 and 2024 consolidated balance sheets (see Note 18). During the year ended March 31, 2024, we recorded an impairment of $2.4 million for certain leases in our Water Solutions segment due to underutilization of certain freshwater wells. During the year ended March 31, 2023, an impairment of the operating lease right-of-use asset of $1.5 million was recorded for underperforming terminals in our Crude Oil Logistics segment and an impairment of $0.1 million was recorded for underperforming terminals in our Liquids Logistics segment. Also, during the year ended March 31, 2023, we recorded an impairment of the operating lease right-of-use asset of $0.1 million related to an office lease in our Crude Oil Logistics segment and a $0.3 million loss related to the termination of leases in our Crude Oil Logistics segment.

At March 31, 2025, the weighted-average remaining lease term and weighted-average discount rate for all our operating leases was 5.54 years and 8.62%, respectively. At March 31, 2024, the weighted-average remaining lease term and weighted-average discount rate for all our operating leases was 5.70 years and 9.39%, respectively.

The following table summarizes the components of our lease cost for the periods indicated:

	Year Ended March 31,
	2025	2024	2023
	(in thousands)
Operating lease cost (1)	$41,014	$44,683	$48,720
Variable lease cost (1)	37,123	31,118	29,742
Short-term lease cost (1)	1,029	931	341
Finance lease cost
Amortization of right-of-use asset (2)	5	5	3
Interest on lease obligation (3)	9	12	9
Total lease cost	$79,180	$76,749	$78,815

(1)    Included in operating expenses in our consolidated statements of operations.
(2)    Included in depreciation and amortization expense in our consolidated statements of operations.
(3)    Included in interest expense in our consolidated statement of operations.

Amounts in the table above do not include lease costs related to our refined products and biodiesel businesses, as these amounts have been classified within discontinued operations within our consolidated statements of operations (see Note 18).

The following table summarizes maturities of our lease obligations at March 31, 2025 (in thousands):

	Operating	Finance
Year Ending March 31,	Leases	Lease (1)
2026	$35,706	$28
2027	30,296	28
2028	27,241	9
2029	18,400	—
2030	9,416	—
Thereafter	21,707	—
Total lease payments	142,766	65
Less imputed interest	(29,615)	(9)
Total lease obligations	$113,151	$56

(1)    At March 31, 2025, the short-term finance lease obligation of less than $0.1 million is included in accrued expenses and other payables and the long-term finance lease obligation of $0.1 million is included in other noncurrent liabilities in our consolidated balance sheet.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Amounts in the table above do not include maturities of lease obligations related to liabilities classified as either held for sale or discontinued operations within our March 31, 2025 and 2024 consolidated balance sheets (see Note 18).

The following table summarizes supplemental cash flow information related to our leases for the periods indicated:

	Year Ended March 31,
	2025	2024	2023
	(in thousands)
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease obligations
Operating cash outflows from operating leases	$41,541	$44,781	$48,346
Operating cash outflows from finance lease	$9	$12	$9
Financing cash outflows from finance lease	$19	$16	$10

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$51,060	$53,338	$32,984
Finance lease	$—	$—	$102

Amounts in the table above do not include operating cash outflows from operating leases or right-of-use assets for operating leases, related to our refined products and biodiesel businesses, as these amounts have been classified within discontinued operations within our consolidated statements of operations (see Note 18).

Lessor Accounting and Subleases

Our lessor arrangements include storage and railcar contracts, of which certain agreements contain renewal options for periods of between one year and five years. We determine if an agreement contains a lease at the inception of the arrangement. If an arrangement is determined to contain a lease, we classify the lease as operating, sales-type or direct financing. Lessor accounting under ASC 842 is substantially unchanged and all of our leases will continue to be classified as operating leases. We also, from time to time, sublease certain of our storage capacity and railcars to third-parties. Fixed rental revenue is recognized on a straight-line basis over the lease term. During the years ended March 31, 2025, 2024 and 2023, fixed rental revenue was $15.0 million, $17.8 million and $13.9 million, which includes $3.4 million, $6.2 million and $3.8 million of sublease revenue, respectively.

The following table summarizes future minimum lease payments to be received under various noncancelable operating lease agreements at March 31, 2025 (in thousands):

Year Ending March 31,
2026	$10,747
2027	9,147
2028	6,073
2029	1,337
2030	1,062
Thereafter	1,805
Total	$30,171

Note 16—Allowance for Current Expected Credit Losses

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

The following table summarizes changes in our allowance for expected credit losses for the periods indicated:

	Accounts Receivable	Notes Receivable and Other
	(in thousands)
Allowance for expected credit losses at March 31, 2022	$2,372	$458
Change in provision for expected credit losses	(213)	(410)
Write-offs charged against the provision	(687)	—
Allowance for expected credit losses at March 31, 2023	1,472	48
Change in provision for expected credit losses	463	3
Write-offs charged against the provision	(489)	—
Allowance for expected credit losses at March 31, 2024	1,446	51
Change in provision for expected credit losses	2,514	(18)
Dispositions (see Note 17)	(146)	—
Assets held for sale (see Note 18)	(44)	—
Write-offs charged against the provision	(81)	—
Allowance for expected credit losses at March 31, 2025	$3,689	$33

Amounts in the table above do not include allowance for expected credit losses related to assets classified as either held for sale or discontinued operations within our March 31, 2025 and 2024 consolidated balance sheets (see Note 18).

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

Acquisition of Airplanes

As discussed in Note 12, during the year ended March 31, 2025, we created a new aviation entity whereby we own a 90% interest and a member of our management owns a 10% interest. The aviation entity is considered a VIE (see Note 2). During the three months ended June 30, 2024, the aviation entity purchased an airplane for total consideration of $8.1 million, of which $1.7 million was paid in cash and $6.4 million was a note payable (see Note 7). We also executed a guarantee for the benefit of the lender for the outstanding loan.

As discussed in Note 12, during the year ended March 31, 2025, we created a new aviation entity whereby we own a 90% interest and a member of our management owns a 10% interest. The aviation entity is considered a VIE (see Note 2). During the three months ended December 31, 2024, the aviation entity purchased an airplane for total consideration of $8.1 million, of which $1.7 million was paid in cash and $6.4 million was a note payable (see Note 7). We also executed a guarantee for the benefit of the lender for the outstanding loan.

As part of these transactions, the noncontrolling interest holders have an option to require that we purchase their interest in the aviation entities. Due to these put options, activity for the noncontrolling interest holders has been recorded as redeemable noncontrolling interest in our March 31, 2025 consolidated balance sheet (see Note 2).

Purchase and Sale of Marketable Equity Securities

On March 26, 2025, we purchased 2,200,000 shares of Prairie Operating Co. (“Prairie”) for $9.9 million. From March 27, 2025 to March 31, 2025, we sold 731,663 of these shares for $4.1 million and recognized a gain of $0.8 million within other income, net in our consolidated statement of operations. At March 31, 2025, we own 1,468,337 shares of Prairie with a fair value of $7.9 million which is recorded within prepaid expenses and other current assets in our consolidated balance sheet. During the year ended March 31, 2025, we recorded unrealized gains on marketable equity securities of $1.2 million within other income, net in our consolidated statement of operations. From April 1, 2025 to May 29, 2025, we sold 738,437 of these shares for $3.3 million and recognized a loss of $0.1 million.

The fair value estimate was developed based on publicly traded quotes and would be classified as Level 1 in the fair value hierarchy.

Dispositions

Water Solutions

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

with the saltwater disposal assets. We recorded a loss of $1.3 million on the sale within loss on disposal or impairment of assets, net in our consolidated statement of operation for the year ended March 31, 2024.

On April 15, 2024, we sold certain saltwater disposal assets and intangible assets in the Delaware Basin to a third-party for total consideration of $4.2 million in cash. The buyer also assumed certain asset retirement obligations associated with the saltwater disposal assets. See Note 18 for a summary of assets and liabilities held for sale at March 31, 2024. As discussed below, we recorded a loss of $1.6 million to write down these assets to fair value less cost to sell within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2024. We also recorded a gain of $0.1 million on the sale within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2025.

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

Sale of Certain Freshwater Water Solutions Facilities

On April 5, 2024, we sold approximately 122,250 acres of real estate on two ranches located in Eddy and Lea Counties, New Mexico and certain intangible assets to a third-party for total consideration of $68.5 million in cash, including working capital. Our two ranches include fee, state and federal agricultural leased property, certain water rights, freshwater wells, and related freshwater infrastructure. See Note 18 for a summary of assets and liabilities held for sale at March 31, 2024. We recorded a gain of $2.6 million on the sale within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2025.

Sale of Certain Real Estate

On May 14, 2024, we sold approximately 1,400 acres of real estate located in Lea County, New Mexico to a third-party for total consideration of $8.0 million in cash. See Note 18 for a summary of assets and liabilities held for sale at March 31, 2024. We recorded a gain of $7.3 million on the sale within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2025.

As these sale transactions did not represent a strategic shift that will have a major effect on our operations or financial results, operations related to these portions of our Water Solutions segment have not been classified as discontinued operations.

Liquids Logistics

Fiscal Year 2024 Transactions

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

Fiscal Year 2025 Transactions

On March 31, 2025, we sold our natural gas liquids terminal in Green Bay, Wisconsin to a third-party for total consideration of $3.8 million. We recorded a gain of $2.0 million on the sale within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2025. In addition, the buyer purchased inventory for $0.2 million.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Exiting a Business

During the three months ended December 31, 2024, we started the process of winding down our biodiesel business by allowing our storage lease and certain railcar leases to expire and closing out the open purchase and sale contracts. Other than the railcar and storage leases, this business did not have any other long-lived assets. We liquidated all of our inventory and renewable identification numbers by March 31, 2025.

Crude Oil Logistics

Sale of Certain Railcars

During the three months ended March 31, 2025, we sold 193 railcars for total consideration of $14.4 million. We recognized a gain of $5.5 million within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2025. As of March 31, 2025, we entered into definitive agreements with third-parties to sell an additional 135 railcars, which have been classified as held for sale. See Note 18 for a summary of assets held for sale at March 31, 2025.

From April 1, 2025 to May 29, 2025, we sold 77 railcars of the 135 railcars discussed above for total consideration of $3.4 million in cash and we expect to record a gain of $1.4 million.

Sale of Marine Assets

On March 30, 2023, we sold our marine assets to two third-parties for total consideration of $111.7 million in cash less estimated expenses of approximately $7.5 million. We recorded a loss of $8.0 million within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2023.

As these sale transactions did not represent a strategic shift that will have a major effect on our operations or financial results, operations related to these portions of our Crude Oil Logistics segment have not been classified as discontinued operations.

Note 18—Assets and Liabilities Held for Sale and Discontinued Operations

As discussed in Note 1, at March 31, 2025, we met the criteria for classifying the assets and liabilities of our refined products business and biodiesel business as either held for sale or discontinued operations and the operations of these businesses as discontinued. Also, as discussed in Note 1, Note 17 and Note 20, at March 31, 2025, we met the criteria for classifying a portion of our Liquids Logistics segment, certain railcars and certain investments in unconsolidated entities and related assets as held for sale. Upon classification as held for sale, we recorded a loss of $8.0 million to write down certain investments in unconsolidated entities and related assets to fair value less cost to sell within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2025, and a valuation allowance included in assets held for sale in our March 31, 2025 consolidated balance sheet.

As discussed in Note 17, at March 31, 2024, we met the criteria for classifying the assets and liabilities of certain freshwater water solutions facilities, certain saltwater disposal assets and certain real estate as held for sale. Upon classification as held for sale, we recorded a loss of $1.6 million to write down certain saltwater disposal assets to fair value less cost to sell within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2024, and a valuation allowance included in assets held for sale in our March 31, 2024 consolidated balance sheet.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following tables summarize the major classes of assets and liabilities classified as held for sale by segment at the dates indicated:

	March 31, 2025
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Total
	(in thousands)
Assets Held for Sale
Cash and cash equivalents	$—	$—	$114	$114
Accounts receivable, net	—	—	21,204	21,204
Inventories	—	—	20,715	20,715
Prepaid expenses and other current assets	—	—	5,098	5,098
Property, plant and equipment, net	412	1,350	51,349	53,111
Goodwill	—	—	17,051	17,051
Intangible assets, net	29,557	—	9,718	39,275
Investments in unconsolidated entities	18,221	—	51	18,272
Operating lease right-of-use assets	—	—	3,962	3,962
Other noncurrent assets	—	1,237	3,142	4,379
Valuation allowance on assets held for sale	(7,974)	—	—	(7,974)
Total assets held for sale	$40,216	$2,587	$132,404	$175,207

Liabilities Held for Sale
Accounts payable	$—	$—	$32,072	$32,072
Accrued expenses and other payables	—	—	4,650	4,650
Advance payments received from customers	—	—	259	259
Operating lease obligations-current	—	—	1,705	1,705
Operating lease obligations-noncurrent	—	—	2,233	2,233
Other noncurrent liabilities	94	—	1,090	1,184
Total liabilities held for sale	$94	$—	$42,009	$42,103

	March 31, 2024
	Water Solutions	Liquids Logistics	Total
	(in thousands)
Assets Held for Sale
Accounts receivable, net	$565	$—	$565
Inventories	—	5,436	5,436
Prepaid expenses and other current assets	13	437	450
Property, plant and equipment, net (1)	14,354	1,261	15,615
Goodwill (1)	4,108	17,051	21,159
Intangible assets, net (1)	49,179	7,264	56,443
Other noncurrent assets (1)	—	610	610
Valuation allowance on assets held for sale	(1,622)	—	(1,622)
Total assets held for sale	$66,597	$32,059	$98,656

Liabilities Held for Sale
Accounts payable	$63	$—	$63
Accrued expenses and other payables	31	1,450	1,481
Advance payments received from customers	164	—	164
Other noncurrent liabilities	356	—	356
Total liabilities held for sale	$614	$1,450	$2,064

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(1)    Amounts for the Liquids Logistics segment are included in noncurrent assets held for sale in our March 31, 2024 consolidated balance sheet.

The following table summarizes the major classes of assets and liabilities classified as discontinued operations in our Liquids Logistics segment at the dates indicated:

	March 31,
	2025	2024
	(in thousands)
Assets of Discontinued Operations
Accounts receivable, net	$67,350	$97,065
Inventories	—	18,873
Prepaid expenses and other current assets	82	55,181
Operating lease right-of-use assets	—	1,719
Total assets of discontinued operations	$67,432	$172,838

Liabilities of Discontinued Operations
Accounts payable	$48,454	$68,773
Accrued expenses and other payables	4,295	39,705
Operating lease obligations-current	—	1,703
Total liabilities of discontinued operations	$52,749	$110,181

The following table summarizes the results of operations from discontinued operations related to our refined products and biodiesel businesses for the periods indicated:

	Year Ended March 31,
	2025	2024	2023
	(in thousands)
Revenues	$2,253,294	$2,803,264	$3,015,884
Cost of sales	2,267,498	2,781,360	2,960,610
Operating expenses	4,865	5,580	9,136
General and administrative expenses	197	256	335
Depreciation and amortization	223	409	513
Loss on disposal or impairment of assets, net	1,995	—	112
Operating (loss) income from discontinued operations	(21,484)	15,659	45,178
Interest expense	(225)	(119)	(7)
Other (expense) income, net	(7)	11	(1,662)
(Loss) income from discontinued operations before taxes	(21,716)	15,551	43,509
Income tax expense	(110)	(947)	(52)
(Loss) income from discontinued operations, net of tax	$(21,826)	$14,604	$43,457

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

Our Liquids segment is subject to seasonal fluctuations, as demand for propane and butane is typically higher during the winter months. Our operating revenues from our other segments are less weather sensitive.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Quarter Ended				Year Ended
	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025	March 31, 2025
	(in thousands, except unit and per unit amounts)
Total revenues	$759,234	$756,472	$982,414	$971,066	$3,469,186
Total cost of sales	$539,305	$522,915	$735,421	$709,436	$2,507,077
Income from continuing operations	$17,603	$7,493	$23,740	$16,153	$64,989
Net income	$10,475	$3,391	$14,575	$14,722	$43,163
Net income attributable to NGL Energy Partners LP	$9,683	$2,454	$13,507	$13,724	$39,368
Basic and diluted loss per common unit
Loss from continuing operations	$(0.09)	$(0.18)	$(0.05)	$(0.11)	$(0.43)
Net loss	$(0.14)	$(0.21)	$(0.12)	$(0.12)	$(0.60)
Basic weighted average common units outstanding	132,512,766	132,274,669	132,012,766	132,012,766	132,204,283
Diluted weighted average common units outstanding	132,512,766	132,274,669	132,012,766	132,012,766	132,204,283

	Quarter Ended				Year Ended
	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024	March 31, 2024
	(in thousands, except unit and per unit amounts)
Total revenues	$911,415	$1,007,546	$1,195,184	$1,039,162	$4,153,307
Total cost of sales	$688,253	$751,990	$933,051	$812,140	$3,185,434
Income (loss) from continuing operations	$8,243	$22,876	$45,413	$(234,260)	$(157,728)
Net income (loss)	$19,563	$28,285	$45,767	$(236,739)	$(143,124)
Net income (loss) attributable to NGL Energy Partners LP	$19,301	$28,028	$45,682	$(236,766)	$(143,755)
Basic and diluted (loss) income per common unit
(Loss) income from continuing operations	$(0.20)	$(0.09)	$0.07	$(2.04)	$(2.25)
Net (loss) income	$(0.11)	$(0.05)	$0.08	$(2.05)	$(2.14)
Basic weighted average common units outstanding	131,927,343	131,927,343	132,220,055	132,512,766	132,146,477
Diluted weighted average common units outstanding	131,927,343	131,927,343	132,498,734	132,512,766	132,146,477

Year Ended March 31, 2025

•During the fourth quarter of fiscal year 2025, we recorded a goodwill impairment charge related to the Liquids Logistics segment (see Note 5); and
•During the year ended March 31, 2025, we sold certain assets and businesses (see Note 1 and Note 17).

Year Ended March 31, 2024

•During the fourth quarter of fiscal year 2024, we recorded a goodwill impairment charge related to the Liquids Logistics segment (see Note 5);
•During the fourth quarter of fiscal year 2024, we closed a debt refinancing transaction consisting of a private offering of the 2029 Senior Secured Notes and 2032 Senior Secured Notes and also entered into the Term Loan B (see Note 7);
•As of March 31, 2024, we accrued amounts owned in the LCT matter (see Note 8);
•During the year ended March 31, 2024, we sold certain assets and businesses (see Note 17); and
•During the year ended March 31, 2024, we repurchased a portion of our 2025 Notes and redeemed the remaining outstanding 2025 Notes, 2026 Notes and 2026 Senior Secured Notes and recorded a net loss on the early extinguishment of these notes (see Note 7).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 20—Subsequent Events

Sale of Certain Investments in Unconsolidated Entities and Related Assets

On April 14, 2025, we sold certain investments in unconsolidated entities, property, plant and equipment and intangible assets to a third-party for total consideration of $40.0 million in cash, plus working capital. We have classified the assets and liabilities as held for sale as of March 31, 2025 (see Note 18 for a summary of assets and liabilities held for sale).

Sale of Refined Products Business, Certain Natural Gas Liquids Terminals and Most of Our Wholesale Propane Business

On April 30, 2025, we completed the sales of our refined products business, most of our wholesale propane business and 17 natural gas liquids terminals for total consideration of approximately $154.9 million in cash, subject to changes from finalizing the working capital balances, and we recorded a gain on each transaction totaling a combined $57.4 million.

Sale of Certain Railcars

On May 16, 2025, we sold 68 railcars to a third-party for total consideration of $2.1 million and we expect to record a gain of $1.4 million.

Repurchase of Class D Preferred Units

On May 19, 2025, we repurchased 20,000 Class D Preferred Units on the open market for $28.2 million.