Form 10-Q
period 2025-06-30
NGL Energy Partners LP
filed 2025-08-07
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

At August 5, 2025, there were 127,847,423 common units issued and outstanding.

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains various forward-looking statements and information that are based on NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) beliefs and those of our general partner (“GP”), as well as assumptions made by and information currently available to us. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Certain words in this Quarterly Report such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “project,” “will,” and similar expressions and statements regarding our plans and objectives for future operations, identify forward-looking statements. Although we and our GP believe such forward-looking statements are reasonable, neither we nor our GP can assure they will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected. Among the key risk factors that may affect our consolidated financial position and results of operations are:

•the prices of crude oil, natural gas liquids, gasoline and energy prices generally;
•the general level of demand, and the availability of supply for crude oil, natural gas liquids and gasoline;
•the level of crude oil and natural gas drilling and production in areas where we have operations and facilities;
•the ability to obtain adequate supplies of products if an interruption in supply or transportation occurs and the availability of capacity to transport products to market areas;
•the effect of weather conditions on supply and demand for crude oil, natural gas liquids and gasoline;
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

You should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report. Except as may be required by state and federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events, or otherwise. When considering forward-looking statements, please review the risks discussed under Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in Thousands, except unit amounts)

	June 30, 2025	March 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,441	$5,649
Accounts receivable, net of allowance for expected credit losses of $1,270 and $3,689, respectively	469,991	579,468
Accounts receivable-affiliates	154	730
Inventories	81,479	69,916
Prepaid expenses and other current assets	27,916	63,651
Assets held for sale	310	175,207
Assets of discontinued operations	288	67,432
Total current assets	585,579	962,053
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $1,144,479 and $1,104,582, respectively	2,036,192	2,066,847
GOODWILL	599,348	599,348
INTANGIBLE ASSETS, net of accumulated amortization of $354,699 and $340,334, respectively	838,502	851,347
OPERATING LEASE RIGHT-OF-USE ASSETS	113,036	109,870
OTHER NONCURRENT ASSETS	15,599	19,975
Total assets	$4,188,256	$4,609,440
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$312,804	$461,980
Accounts payable-affiliates	1	102
Accrued expenses and other payables	105,740	135,233
Advance payments received from customers	11,521	10,347
Current maturities of long-term debt	8,842	8,805
Operating lease obligations	29,193	27,911
Liabilities held for sale	—	42,103
Liabilities of discontinued operations	644	52,749
Total current liabilities	468,745	739,230
LONG-TERM DEBT, net of debt issuance costs of $41,010 and $43,144, respectively, and current maturities	2,870,613	2,961,703
OPERATING LEASE OBLIGATIONS	88,445	85,240
OTHER NONCURRENT LIABILITIES	130,715	125,897
COMMITMENTS AND CONTINGENCIES (NOTE 7)

CLASS D 9.00% PREFERRED UNITS, 530,000 and 600,000 preferred units issued and outstanding, respectively	486,843	551,097
REDEEMABLE NONCONTROLLING INTERESTS	441	424

EQUITY:
General partner, representing a 0.1% interest, 130,269 and 132,145 notional units, respectively	(52,907)	(52,913)
Limited partners, representing a 99.9% interest, 130,138,928 and 132,012,766 common units issued and outstanding, respectively	(173,027)	(170,275)
Class B preferred limited partners, 12,585,642 and 12,585,642 preferred units issued and outstanding, respectively	305,468	305,468
Class C preferred limited partners, 1,800,000 and 1,800,000 preferred units issued and outstanding, respectively	42,891	42,891
Accumulated other comprehensive income	—	9
Noncontrolling interests	20,029	20,669
Total equity	142,454	145,849
Total liabilities and equity	$4,188,256	$4,609,440
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Three Months Ended June 30,
	2025	2024
REVENUES:
Product	$436,418	$589,874
Service and other	185,738	169,360
Total Revenues	622,156	759,234
COST OF SALES:
Product	370,210	520,156
Service and other	12,602	19,149
Total Cost of Sales	382,812	539,305
OPERATING COSTS AND EXPENSES:
Operating	70,768	71,388
General and administrative	13,740	14,964
Depreciation and amortization	66,585	62,164
Gain on disposal or impairment of assets, net	(9,199)	(10,666)
Operating Income	97,450	82,079
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	201	300
Interest expense	(65,545)	(69,739)
Gain on early extinguishment of liabilities, net	1,492	—
Other (expense) income, net	(3,515)	164
Income From Continuing Operations Before Income Taxes	30,083	12,804
INCOME TAX BENEFIT	182	4,799
Income From Continuing Operations	30,265	17,603
Income (Loss) From Discontinued Operations, net of Tax	39,379	(7,128)
Net Income	69,644	10,475
LESS: NET INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO NONREDEEMABLE NONCONTROLLING INTERESTS	(705)	(792)
LESS: NET INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS	(17)	—
NET INCOME ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$68,922	$9,683

NET LOSS FROM CONTINUING OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(34,024)	$(11,991)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	39,340	(7,121)
NET INCOME (LOSS) ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$5,316	$(19,112)
BASIC AND DILUTED INCOME (LOSS) PER COMMON UNIT
Loss From Continuing Operations	$(0.26)	$(0.09)
Income (Loss) From Discontinued Operations, net of Tax	$0.30	$(0.05)
Net Income (Loss)	$0.04	$(0.14)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	131,747,544	132,512,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in Thousands)

	Three Months Ended June 30,
	2025	2024
Net income	$69,644	$10,475
Other comprehensive loss	(9)	(24)
Comprehensive income	$69,635	$10,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Three Months Ended June 30, 2025
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common
	General Partner	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCE AT MARCH 31, 2025	$(52,913)	14,385,642	$348,359	132,012,766	$(170,275)	$9	$20,669	$145,849
Contributions from noncontrolling interest owners	—	—	—	—	—	—	621	621
Distributions to preferred unitholders (Note 8)	—	—	—	—	(27,844)	—	—	(27,844)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(1,977)	(1,977)
Disposition of noncontrolling interest	—	—	—	—	—	—	11	11
Common unit repurchases and cancellations (Note 8)	—	—	—	(1,873,838)	(8,068)	—	—	(8,068)
Class D preferred units redemption - amount paid in excess of carrying value (Note 8)	—	—	—	—	(35,756)	—	—	(35,756)
Net income	6	—	—	—	68,916	—	705	69,627
Other comprehensive loss	—	—	—	—	—	(9)	—	(9)
BALANCE AT JUNE 30, 2025	$(52,907)	14,385,642	$348,359	130,138,928	$(173,027)	$—	$20,029	$142,454

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Three Months Ended June 30, 2024
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common
	General Partner	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCE AT MARCH 31, 2024	$(52,834)	14,385,642	$348,359	132,512,766	$134,807	$(499)	$18,237	$448,070
Contributions to noncontrolling interest owners	—	—	—	—	—	—	1,619	1,619
Distributions to preferred unitholders	—	—	—	—	(245,604)	—	—	(245,604)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(543)	(543)
Net (loss) income	(19)	—	—	—	9,702	—	792	10,475
Other comprehensive loss	—	—	—	—	—	(24)	—	(24)
BALANCE AT JUNE 30, 2024	$(52,853)	14,385,642	$348,359	132,512,766	$(101,095)	$(523)	$20,105	$213,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in Thousands)

	Three Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES:
Net income	$69,644	$10,475
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations, net of tax	(39,379)	7,128
Depreciation and amortization, including amortization of debt issuance costs	69,767	65,072
Gain on early extinguishment or revaluation of liabilities, net	(1,492)	—
Gain on disposal or impairment of assets, net	(9,199)	(10,666)
Change in provision for expected credit losses	22	636
Net adjustments to fair value of derivatives	(8,791)	(210)
Equity in earnings of unconsolidated entities	(201)	(300)
Distributions of earnings from unconsolidated entities	108	475
Lower of cost or net realizable value adjustments	—	16
Other	1,227	(97)
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable and affiliates	110,159	52,596
Inventories	(12,773)	(39,498)
Other current and noncurrent assets	21,195	1,359
Accounts payable and affiliates	(149,746)	(74,499)
Other current and noncurrent liabilities	(33,285)	(60,842)
Net cash provided by (used in) operating activities-continuing operations	17,256	(48,355)
Net cash provided by operating activities-discontinued operations	15,946	30,296
Net cash provided by (used in) operating activities	33,202	(18,059)
INVESTING ACTIVITIES:
Capital expenditures	(22,129)	(59,923)
Net settlements of derivatives	5,116	228
Proceeds from sales of assets	61,120	15,879
Proceeds from divestitures of businesses and investments, net	87,243	69,320
Distributions of capital from unconsolidated entities	—	911
Net cash provided by investing activities-continuing operations	131,350	26,415
Net cash provided by investing activities-discontinued operations	67,797	1,801
Net cash provided by investing activities	199,147	28,216
FINANCING ACTIVITIES:
Proceeds from borrowings under ABL Facility	208,000	389,000
Payments on ABL Facility	(280,000)	(220,000)
Payments on Term Loan B	(1,750)	(1,750)
Repayment and repurchase of senior secured notes	(17,274)	—
Proceeds from borrowings on other long-term debt	—	6,360
Payments on other long-term debt	(436)	—
Debt issuance costs	(323)	(328)
Contributions from noncontrolling interest owners	621	1,793
Distributions to preferred unitholders	(31,536)	(218,091)
Distributions to noncontrolling interest owners	(1,977)	(543)
Class D preferred unit repurchases	(100,010)	—
Common unit repurchases and cancellations	(8,068)	—
Payments to settle contingent consideration liabilities	(52)	(233)
Net settlements of derivatives	248	—
Principal payments of finance lease	—	(5)
Net cash used in financing activities	(232,557)	(43,797)
Net decrease in cash and cash equivalents	(208)	(33,640)
Cash and cash equivalents, beginning of period	5,649	38,909
Cash and cash equivalents, end of period	$5,441	$5,269
Supplemental cash flow information:
Cash interest paid	$61,992	$98,231
Income taxes paid (net of income tax refunds)	$1,500	$1,520
Supplemental non-cash investing and financing activities:
Distributions declared but not paid to preferred unitholders	$26,153	$27,513
Accrued capital expenditures	$5,109	$26,472
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Organization and Operations

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware master limited partnership. NGL Energy Holdings LLC serves as our general partner (“GP”). At June 30, 2025, our operations included three segments:

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
•Our Crude Oil Logistics segment purchases crude oil from producers and marketers and transports it to refineries or for resale at pipeline injection stations, storage terminals, barge loading facilities, rail facilities and other trade hubs, and provides storage, terminaling, and transportation services through its owned assets. Our activities in this segment are supported by certain long-term, fixed rate contracts with acreage dedications and which include minimum volume commitments on our storage tanks and owned and leased pipelines.
•Our Liquids Logistics segment conducts supply operations for natural gas liquids to commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our five owned terminals, third-party storage and terminal facilities, access to nine common carrier pipelines and a fleet of leased railcars. We also provide services for marine exports of butane through our facility located in Chesapeake, Virginia and we also own a propane pipeline in Michigan. We attempt to reduce our exposure to price fluctuations by using back-to-back physical contracts and pre-sale agreements that allow us to lock in a margin on a percentage of our winter volumes. We also enter into financially settled derivative contracts as economic hedges of our physical inventory, physical sales and physical purchase contracts.

Discontinued Operations

Sale of Refined Products Business and Exiting Biodiesel Business

As of March 31, 2025, we completed winding down our biodiesel business.

On April 30, 2025, we sold our refined products business, including certain working capital items, to a third-party (see Note 15 for a further discussion).

The sale of our refined products business and winding down of our biodiesel business represent a strategic shift in our operations and will have a significant effect on our operations and financial results going forward. Accordingly, the results of operations and cash flows for our refined products and biodiesel businesses within our Liquids Logistics segment have been classified as discontinued operations for all periods presented and prior periods have been retrospectively adjusted in the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows. In addition, the assets and liabilities related to our refined products and biodiesel businesses were classified as either held for sale or discontinued operations within our March 31, 2025 consolidated balance sheet (see Note 16 for a further discussion).

Other Dispositions

Sale of Certain Investments in Unconsolidated Entities and Related Assets

On April 14, 2025, we sold certain investments in unconsolidated entities, property, plant and equipment and intangible assets to a third-party, which were classified as held for sale within our March 31, 2025 consolidated balance sheet (see Note 15 for a further discussion).

Sale of Certain Natural Gas Liquids Terminals and Most of Our Wholesale Propane Business

On April 30, 2025, we sold most of our wholesale propane business, 17 of our natural gas liquids terminals, our interest in an unconsolidated entity and working capital (“Wholesale Propane Disposition”) to a third-party (see Note 15 for a

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

further discussion). The assets and liabilities of this portion of our Liquids Logistics segment were classified as held for sale within our March 31, 2025 consolidated balance sheet (see Note 16 for a further discussion).

Sale of Certain Railcars

As of March 31, 2025, we entered into definitive agreements with third-parties to sell certain railcars, which have been classified as held for sale within our June 30, 2025 and March 31, 2025 unaudited condensed consolidated balance sheets (see Note 15 for a further discussion).

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

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim consolidated financial information in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the unaudited condensed consolidated financial statements exclude certain information and notes required by GAAP for complete annual consolidated financial statements. However, we believe that the disclosures made are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements include all adjustments that we consider necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated balance sheet at March 31, 2025 was derived from our audited consolidated financial statements for the fiscal year ended March 31, 2025 included in our Annual Report on Form 10-K (“Annual Report”) filed with the SEC on May 29, 2025.

These interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report. Due to the seasonal nature of certain of our operations and other factors, the results of operations for interim periods are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2026.

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

We have a corporate subsidiary with a deferred tax liability of $29.4 million and $29.9 million at June 30, 2025 and March 31, 2025, respectively, in connection with certain of our acquisitions, which is included within other noncurrent liabilities in our unaudited condensed consolidated balance sheets. The deferred tax liability is the tax effected cumulative temporary difference between the GAAP basis and tax basis of the acquired assets within the corporation. For GAAP purposes, certain of the acquired assets will be depreciated and amortized over time which will lower the GAAP basis. The deferred tax benefit recorded during the three months ended June 30, 2025 for the corporate subsidiary was $0.5 million with an effective tax rate of 21.0%. The deferred tax benefit recorded during the three months ended June 30, 2024 for the corporate subsidiaries was $5.7 million with an effective tax rate of 19.4%.

We evaluate uncertain tax positions for recognition and measurement in the unaudited condensed consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the unaudited condensed consolidated financial statements. We had no uncertain tax positions that required recognition in our unaudited condensed consolidated financial statements at June 30, 2025 or March 31, 2025.

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

Inventories consist of the following at the dates indicated:

	June 30, 2025	March 31, 2025
	(in thousands)
Butane	$36,614	$22,674
Crude oil	25,416	23,962
Propane	10,720	11,847
Other	8,729	11,433
Total	$81,479	$69,916

Amounts in the table above do not include assets classified as either held for sale or discontinued operations within our March 31, 2025 consolidated balance sheet (see Note 16).

Investments in Unconsolidated Entities

Investments we do not control, but can exercise significant influence over, are accounted for using the equity method of accounting. Investments in partnerships and limited liability companies, unless our investment is considered to be minor, and investments in unincorporated joint ventures are also accounted for using the equity method of accounting. All of our equity method investments were classified as held for sale within our March 31, 2025 consolidated balance sheet (see Note 15 and Note 16).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	June 30, 2025	March 31, 2025
	(in thousands)
Linefill (1)	$5,240	$5,240
Loan receivable (2)	—	3,089
Other	10,359	11,646
Total	$15,599	$19,975

(1)    Represents minimum volumes of product we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At June 30, 2025 and March 31, 2025, linefill consisted of 90,881 barrels of crude oil. Linefill held in pipelines we own is included within property, plant and equipment (see Note 4).
(2)    Represents the noncurrent portion of loan receivables, net of allowances for expected credit losses, primarily related to the sale of certain saltwater disposal assets. At June 30, 2025 and March 31, 2025, the loan receivable balance (which includes interest receivable) was $4.0 million and $6.1 million, respectively, of which $4.0 million and $3.0 million, respectively, are recorded within prepaid expenses and other current assets in our unaudited condensed consolidated balance sheets.

Amounts in the table above do not include assets classified as either held for sale or discontinued operations within our March 31, 2025 consolidated balance sheet (see Note 16).

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	June 30, 2025	March 31, 2025
	(in thousands)
Distributions payable	$26,153	$29,845
Accrued compensation and benefits	25,879	45,081
Accrued interest	25,107	25,308
Excise and other tax liabilities	8,962	13,100
Derivative liabilities	2,610	6,427
Other	17,029	15,472
Total	$105,740	$135,233

Amounts in the table above do not include liabilities classified as either held for sale or discontinued operations within our March 31, 2025 consolidated balance sheet (see Note 16).

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

We have two aviation entities whereby we own a 90% interest and members of our management own a 10% interest. We executed guarantees for the benefit of the lender that obligate us for the payment and performance of the aviation entities with respect to the repayment of the loans. Since we guaranteed the payment of the outstanding loans, we have concluded that the aviation entities are VIEs because the equity is not sufficient to fund the aviation entities’ activities without additional subordinated financial support. We have the power to make decisions that most significantly affect the economic performance of the aviation entities and have benefits through our ownership interest. Therefore, we have concluded that we are the primary

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
beneficiary and will consolidate the aviation entities in our unaudited condensed consolidated financial statements and will include the noncontrolling interests as redeemable noncontrolling interests as discussed below.

The following table summarizes the balances related to the VIEs that are consolidated in our unaudited condensed consolidated balance sheets at the dates indicated (excluding intercompany eliminations at the time of consolidation) as well as our equity in the VIEs:

	June 30, 2025	March 31, 2025
	(in thousands)
Cash and cash equivalents	$96	$14
Accounts receivable-affiliates	151	135
Prepaid expenses and other current assets	174	108
Property, plant and equipment, net	15,726	15,984
Accounts payable	(40)	(24)
Accrued expenses and other payables	(178)	(190)
Current maturities of long-term debt	(1,842)	(1,805)
Long-term debt, net	(9,346)	(9,818)
Redeemable noncontrolling interests	(441)	(424)
Partnership's equity in VIEs	$4,300	$3,980

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

Redeemable noncontrolling interests at March 31, 2025	$424
Net income from continuing operations attributable to redeemable noncontrolling interests	17
Redeemable noncontrolling interests at June 30, 2025	$441

Contingent Consideration Liabilities

The following table summarizes changes in our contingent consideration liabilities (in thousands):

Contingent consideration liabilities at March 31, 2025 (1)	$15,797
Liabilities settled	(540)
Contingent consideration liabilities at June 30, 2025 (2)	$15,257

(1)    Includes $2.0 million which is recorded within accrued expenses and other payables and $13.8 million which is recorded within other noncurrent liabilities in our March 31, 2025 consolidated balance sheet.
(2)    Includes $2.0 million which is recorded within accrued expenses and other payables and $13.3 million which is recorded within other noncurrent liabilities in our June 30, 2025 unaudited condensed consolidated balance sheet.

Reclassifications

In addition to the reclassifications related to assets and liabilities held for sale and discontinued operations discussed in Note 1, we have reclassified certain prior period financial statement information to be consistent with the classification methods

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
used in the current fiscal year. For the three months ended June 30, 2024, the income statement was revised to present revenues and cost of sales by product and service and other, compared to presenting revenues and cost of sales by segment in the June 30, 2024 Quarterly Report on Form 10-Q (“June 30, 2024 Quarterly Report”). Also, for the three months ended June 30, 2024, the elimination of intersegment sales is included in “Corporate and Other” as discussed in Note 10. These reclassifications did not impact previously reported amounts of assets, liabilities, equity, net income or cash flows.

Recent Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-20 to provide a practical expedient for all entities when estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU is effective for fiscal years beginning after December 15, 2025 (which is the Partnership’s fiscal year beginning April 1, 2026), and for interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively. We are currently evaluating the ASU to determine its impact on our financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), which includes amendments requiring, among other things, disclosure of disaggregated information about specific categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions on the income statement. Additionally, the amendments require disclosure of the total amount of selling expenses and an annual disclosure of the definition of selling expenses. The ASU is effective for fiscal years beginning after December 15, 2026 (which is the Partnership’s fiscal year beginning April 1, 2027), and for interim periods within fiscal years beginning after December 15, 2027 (which is the Partnership’s fiscal year beginning April 1, 2028), with early adoption permitted. The ASU may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. We are currently evaluating the ASU to determine its impact on our financial statement disclosures.

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

Note 3—Income (Loss) Per Common Unit

The following table presents our calculation of basic and diluted weighted average common units outstanding for the periods indicated:

	Three Months Ended June 30,
	2025	2024
Weighted average common units outstanding during the period:
Common units - Basic	131,747,544	132,512,766
Common units - Diluted	131,747,544	132,512,766

For the three months ended June 30, 2025 and 2024, all potential common units or convertible units were considered antidilutive.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Our income (loss) per common unit is as follows for the periods indicated:

	Three Months Ended June 30,
	2025	2024
	(in thousands, except per unit amounts)
Income from continuing operations	$30,265	$17,603
Less: Net income from continuing operations attributable to nonredeemable noncontrolling interests	(705)	(792)
Less: Net income from continuing operations attributable to redeemable noncontrolling interests	(17)	—
Net income from continuing operations attributable to NGL Energy Partners LP	29,543	16,811
Less: Distributions to preferred unitholders (1)	(63,600)	(28,814)
Less: Net loss from continuing operations allocated to the GP (2)	33	12
Net loss from continuing operations allocated to common unitholders	$(34,024)	$(11,991)

Income (loss) from discontinued operations, net of tax	$39,379	$(7,128)
Less: Net (income) loss from discontinued operations allocated to the GP (2)	(39)	7
Net income (loss) from discontinued operations allocated to common unitholders	$39,340	$(7,121)

Net income (loss) allocated to common unitholders	$5,316	$(19,112)
Basic and diluted income (loss) per common unit
Loss from continuing operations	$(0.26)	$(0.09)
Income (loss) from discontinued operations, net of tax	$0.30	$(0.05)
Net income (loss)	$0.04	$(0.14)
Basic and diluted weighted average common units outstanding	131,747,544	132,512,766

(1)    Includes distributions earned and declared for the three months ended June 30, 2025 and 2024 and the excess of the Class D Preferred Units (as defined herein) repurchase price over the carrying value of the units, as discussed further in Note 8.
(2)    Net (income) loss allocated to the GP includes distributions to which it is entitled as the holder of incentive distribution rights.

Note 4—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

Description	Estimated Useful Lives			June 30, 2025	March 31, 2025
	(in years)			(in thousands)
Water treatment facilities and equipment (1)	3	-	30	$2,261,118	$2,240,919
Pipeline and related facilities	30	-	40	266,324	266,324
Crude oil tanks and related equipment	2	-	30	230,719	230,174
Buildings and leasehold improvements	3	-	40	124,900	124,388
Natural gas liquids terminal and storage assets	2	-	30	100,120	99,805
Land				64,600	64,733
Information technology equipment	3	-	7	31,028	31,319
Tank bottoms and linefill (2)				30,623	30,623
Vehicles and railcars	3	-	25	22,830	33,629
Other	3	-	20	19,139	19,161
Construction in progress				29,270	30,354
Gross property, plant and equipment				3,180,671	3,171,429
Accumulated depreciation				(1,144,479)	(1,104,582)
Net property, plant and equipment				$2,036,192	$2,066,847

(1)    Includes finance lease right-of-use assets of $5.8 million and $0.1 million at June 30, 2025 and March 31, 2025, respectively. Accumulated amortization related to these finance leases is included within accumulated depreciation.
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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Amounts in the table above do not include assets classified as either held for sale or discontinued operations within our June 30, 2025 and March 31, 2025 unaudited condensed consolidated balance sheets (see Note 16).

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Depreciation expense	$53,417	$47,919
Capitalized interest expense	$84	$543

We record (gains) losses from the sales of property, plant and equipment and any write-downs in value due to impairment within gain on disposal or impairment of assets, net in our unaudited condensed consolidated statements of operations. The following table summarizes (gains) losses on the disposal or impairment of property, plant and equipment by segment for the period indicated:

Three Months Ended June 30, 2025
(in thousands)
Water Solutions (1)	$1,494
Crude Oil Logistics (2)	(3)
Liquids Logistics (3)	(13)
Corporate and Other	(1)
Total	$1,477

(1)    Amount does not include the loss recognized on the sale of certain investments in unconsolidated entities and related assets during the three months ended June 30, 2025 discussed in Note 15.
(2)    Amount does not include the gain recognized on the sale of certain railcars during the three months ended June 30, 2025 discussed in Note 15.
(3)    Amount does not include the gains recognized on the Wholesale Propane Disposition and the sale of our refined products business during the three months ended June 30, 2025 discussed in Note 15.

Note 5—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

		June 30, 2025			March 31, 2025
Description	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)	(in thousands)
Customer relationships	17.7	$857,903	$(274,725)	$583,178	$857,903	$(264,675)	$593,228
Customer commitments	19.0	192,000	(46,080)	145,920	192,000	(44,160)	147,840
Rights-of-way and easements	28.4	100,181	(22,563)	77,618	99,964	(21,645)	78,319
Debt issuance costs (1)	3.7	22,146	(5,883)	16,263	21,841	(4,748)	17,093
Executory contracts and other agreements	22.7	20,971	(5,448)	15,523	19,973	(5,106)	14,867
Total		$1,193,201	$(354,699)	$838,502	$1,191,681	$(340,334)	$851,347

(1)    Includes debt issuance costs related to the ABL Facility (as defined herein). Debt issuance costs related to the fixed-rate notes and Term Loan B (as defined herein) are reported as a reduction of the carrying amount of long-term debt.

Amounts in the table above do not include assets classified as either held for sale or discontinued operations within our March 31, 2025 consolidated balance sheet (see Note 16).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Amortization expense is as follows for the periods indicated:

	Three Months Ended June 30,
Recorded In	2025	2024
	(in thousands)
Depreciation and amortization	$13,168	$14,245
Interest expense	1,135	946
Operating expenses	62	62
Total	$14,365	$15,253

Amounts in the table above do not include amortization expense related to our refined products and biodiesel businesses, as these amounts have been classified within discontinued operations within our unaudited condensed consolidated statements of operations (see Note 16).

The following table summarizes expected amortization of our intangible assets at June 30, 2025 (in thousands):

Year Ending March 31,
2026 (nine months)	$42,940
2027	56,936
2028	54,568
2029	51,655
2030	44,324
2031	43,595
Thereafter	544,484
Total	$838,502

Note 6—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	June 30, 2025			March 31, 2025
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Asset-based revolving credit facility (“ABL Facility”)	$37,000		$37,000	$109,000		$109,000
Senior secured term loan "B" credit facility (“Term Loan B”)	691,250	$(15,836)	675,414	693,000	$(16,479)	676,521
Senior secured notes:
8.125% Notes due 2029 (“2029 Senior Secured Notes”)	900,000	(9,560)	890,440	900,000	(10,219)	889,781
8.375% Notes due 2032 (“2032 Senior Secured Notes”)	1,281,000	(15,587)	1,265,413	1,300,000	(16,416)	1,283,584
Other long-term debt	11,215	(27)	11,188	11,652	(30)	11,622
Total long-term debt	2,920,465	(41,010)	2,879,455	3,013,652	(43,144)	2,970,508
Less: Current maturities	8,842	—	8,842	8,805	—	8,805
Long-term debt	$2,911,623	$(41,010)	$2,870,613	$3,004,847	$(43,144)	$2,961,703

(1)    Debt issuance costs related to the ABL Facility are reported within intangible assets, rather than as a reduction of the carrying amount of long-term debt. The unamortized debt issuance costs for the Term Loan B include a $4.2 million discount.

ABL Facility

Total commitments under the ABL Facility are $475.0 million, which we reduced from $550.0 million effective June 12, 2025. The ABL Facility includes a $200.0 million sub-limit for letters of credit. Availability under the ABL Facility is subject to a borrowing base that is determined by calculating the amount equal to the sum of our eligible cash, outstanding accounts receivable balances with investment and non-investment grade counterparties, certain inventory, including inventory on railcars and unsettled derivative contracts. These amounts are subject to certain percentage and dollar amount caps, as

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
described within the ABL Facility. The borrowing base is calculated monthly pursuant to a borrowing base certificate we deliver to the administrative agent. Availability under the ABL Facility is based on the lower of the current borrowing base and the total commitments, less borrowings and outstanding letters of credit. At June 30, 2025, $37.0 million was outstanding under the ABL Facility, letters of credit outstanding were $51.8 million, and we had a borrowing base of $313.6 million. The ABL Facility is scheduled to mature at the earliest of (a) February 2, 2029 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, subject to certain exceptions.

The ABL Facility is secured by a lien on substantially all of our assets, including among other things, a first priority lien on our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents and related assets and a second priority lien on all of our other assets.

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

At June 30, 2025, the borrowings under the ABL Facility had a weighted average interest rate of 8.10% calculated as a SOFR rate of 4.32% plus a margin of 3.10% for SOFR borrowings and the prime rate of 7.50% plus a margin of 2.00% on the alternate base borrowings. On June 30, 2025, the interest rate in effect on letters of credit was 2.75%.

The ABL Facility contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The ABL Facility contains, as the only financial covenant, a fixed charge coverage ratio that is tested based on the financial statements for the most recently ended fiscal quarter upon the occurrence and during the continuation of a Cash Dominion Event (as defined in the ABL Facility). At June 30, 2025, no Cash Dominion Event had occurred.

Compliance

At June 30, 2025, we were in compliance with the covenants under the ABL Facility.

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

The Term Loan B is secured by first priority liens on substantially all of our assets other than our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents and related assets and second priority liens on our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents and related assets.

The Term Loan B bears interest at a SOFR-based rate or an alternate base rate, in each case plus an applicable margin. The applicable margin for alternate base rate loans varies from 2.50% to 2.75% and the applicable margin for SOFR-based loans varies from 3.50% to 3.75%, in each case, depending on our consolidated first lien net leverage ratio (as defined in the Term Loan Credit Agreement).

At June 30, 2025, the borrowings under the Term Loan B had an interest rate of SOFR of 4.33% plus a margin of 3.75%.

The Term Loan Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The Term Loan Credit Agreement requires that we maintain, on a quarterly basis, beginning with the quarter ended June 30, 2024, a debt service coverage rate (as defined in the Term Loan Credit Agreement) of no less than 1.1 to 1.0. At June 30, 2025, our debt service coverage rate was approximately 2.16 to 1.0.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The Term Loan Credit Agreement contains other customary terms, events of default and covenants.

Compliance

At June 30, 2025, we were in compliance with the covenants under Term Loan B.

Senior Secured Notes

The 2029 Senior Secured Notes bear interest at 8.125% and the 2032 Senior Secured Notes bear interest at 8.375%. Interest on the 2029 Senior Secured Notes and 2032 Senior Secured Notes is payable on February 15, May 15, August 15 and November 15 of each year, which started on May 15, 2024. The 2029 Senior Secured Notes mature on February 15, 2029 and the 2032 Senior Secured Notes mature on February 15, 2032. The 2029 Senior Secured Notes and 2032 Senior Secured Notes were issued pursuant to an indenture dated February 2, 2024 (“Indenture”).

The 2029 Senior Secured Notes and 2032 Senior Secured Notes are secured by first priority liens on substantially all of our assets other than our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents and related assets and second priority liens on our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents and related assets.

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

Senior Secured Notes Repurchases

The following table summarizes repurchases of Senior Secured Notes for the quarter ended June 30, 2025 (in thousands):

2032 Senior Secured Notes
Notes repurchased	$19,000
Cash paid (excluding payments of accrued interest)	$17,274
Gain on early extinguishment of debt (1)	$1,492

(1)    Gain on early extinguishment of debt for the 2032 Senior Secured Notes during the quarter ended June 30, 2025 is inclusive of the write off of debt issuance costs of $0.2 million. The gain is reported within gain on early extinguishment of liabilities, net within our unaudited condensed consolidated statement of operations.

Compliance

At June 30, 2025, we were in compliance with the covenants under the Indenture.

Other Long-Term Debt

On June 24, 2024, we entered into an equipment loan for $6.4 million with American Bank and Trust Company which bears interest at a rate of 8.50% and is secured by an airplane. On September 24, 2024, we refinanced the loan and lowered the interest rate to 8.00%. We have an aggregate principal balance of $5.5 million at June 30, 2025. This loan matures on June 24, 2030.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
On October 1, 2024, we entered into a second equipment loan for $6.4 million with American Bank and Trust Company which bears interest at a rate of 8.00% and is secured by an airplane. We have an aggregate principal balance of $5.7 million at June 30, 2025. This loan matures on September 24, 2030.

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at June 30, 2025:

Year Ending March 31,	ABL Facility	Term Loan B	Senior Secured Notes	Other Long-Term Debt	Total
	(in thousands)
2026 (nine months)	$—	$5,250	$—	$1,368	$6,618
2027	—	7,000	—	1,957	8,957
2028	—	7,000	—	2,120	9,120
2029	37,000	7,000	900,000	2,300	946,300
2030	—	7,000	—	2,494	9,494
2031	—	658,000	—	976	658,976
Thereafter	—	—	1,281,000	—	1,281,000
Total	$37,000	$691,250	$2,181,000	$11,215	$2,920,465

Amortization of Debt Issuance Costs

Amortization expense for debt issuance costs related to long-term debt was $2.0 million and $1.9 million during the three months ended June 30, 2025 and 2024.

The following table summarizes expected amortization of debt issuance costs at June 30, 2025 (in thousands):

Year Ending March 31,
2026 (nine months)	$5,925
2027	7,823
2028	7,823
2029	7,486
2030	5,184
2031	4,717
Thereafter	2,052
Total	$41,010

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

Environmental Matters

At June 30, 2025, we have an environmental liability, measured on an undiscounted basis, of $1.1 million, which is recorded within accrued expenses and other payables in our unaudited condensed consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our businesses, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our businesses.

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

The following table summarizes changes in our asset retirement obligations, which is reported within other noncurrent liabilities in our unaudited condensed consolidated balance sheets (in thousands):

Asset retirement obligations at March 31, 2025	$69,572
Liabilities incurred	1,153
Liabilities settled	(1,292)
Accretion expense	1,260
Asset retirement obligations at June 30, 2025	$70,693

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

At June 30, 2025, we had the following commodity purchase commitments:

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Purchase Commitments:
Year ending March 31,
2026 (nine months)	$28,532	532	$16,178	21,549
2027	—	—	4,075	5,796
2028	—	—	343	504
Total	$28,532	532	$20,596	27,849

Index-Price Commodity Purchase Commitments:
Year ending March 31,
2026 (nine months)	$1,451,935	25,111	$446,713	535,581
2027	101,059	2,935	21,768	24,360
2028	95,451	2,923	19,336	24,150
2029	30,367	1,820	—	—
2030	30,350	1,820	—	—
2031	32,260	557	—	—
Thereafter	116,048	2,045	—	—
Total	$1,857,470	37,211	$487,817	584,091

(1)    Our crude oil index-price purchase commitments exceed our crude oil index-price sales commitments (presented above) due primarily to our long-term purchase commitments for crude oil that we purchase and ship on the Grand Mesa Pipeline.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

At June 30, 2025, we had the following commodity sale commitments:

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Sale Commitments:
Year ending March 31,
2026 (nine months)	$28,674	528	$45,406	44,150
2027	—	—	3,943	5,116
2028	—	—	317	419
2029	—	—	19	19
2030	—	—	19	19
Total	$28,674	528	$49,704	49,723

Index-Price Commodity Sale Commitments:
Year ending March 31,
2026 (nine months)	$1,080,515	17,043	$478,689	444,359
2027	77,706	1,263	72,826	68,848
2028	78,967	1,266	376	570
2029	80,346	1,263	—	—
2030	80,567	1,263	—	—
Total	$1,398,101	22,098	$551,891	513,777

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

Other Commitments

We have noncancelable agreements for product storage, railcar spurs, capital projects and real estate. The following table summarizes future minimum payments under these agreements at June 30, 2025 (in thousands):

Year Ending March 31,
2026 (nine months)	$4,225
2027	4,240
2028	3,442
2029	2,110
2030	1,382
2031	1,408
Thereafter	1,154
Total	$17,961

Note 8—Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% GP interest and a 99.9% limited partner interest, which consists of common units. Our GP has the right, but not the obligation, to contribute a proportionate amount of capital to the Partnership to maintain its 0.1% GP interest. Our GP is not required to guarantee or pay any of our debts and obligations. At June 30, 2025, we owned 8.69% of our GP.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
General Partner Equity

In connection with the repurchase of common units (see below for further discussion), we repurchased 1,876 notional units from our GP for less than $0.1 million.

Common Unit Repurchase Program

On June 5, 2024, the board of directors of our GP authorized a common unit repurchase program, under which we may repurchase up to $50.0 million of our outstanding common units from time to time in the open market, including pursuant to a repurchase plan administrated in accordance with Rule 10b5-1 under the Exchange Act, or in other privately negotiated transactions. This program does not have a fixed expiration date. The common unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of our common units. During the quarter ended June 30, 2025, we repurchased 1,873,838 units for an aggregate price of $8.1 million, including commissions. From July 1, 2025 through July 24, 2025, we repurchased 2,291,505 units for an aggregate price of $10.0 million, including commissions.

Since the inception of the program, we have repurchased 4,665,343 units for an aggregate price of $20.1 million, including commissions.

Class B Preferred Units

As of June 30, 2025, there were 12,585,642 of our Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) outstanding.

The current distribution rate for the Class B Preferred Units is the three-month CME Term SOFR interest rate, which is calculated and published by CME Group Benchmark Administration, Ltd., plus a spread of 7.213%. The Class B Preferred Units also have an additional tenor spread adjustment of 0.26161%, in accordance with the Adjustable Interest Rate (LIBOR) Act.

The following table summarizes the distributions declared on our Class B Preferred Units during the last two quarters:

			Three-Month	Distribution	Amount Paid to Class B
Date Declared	Record Date	Payment Date	SOFR	Rate	Preferred Unitholders
					(in thousands)
March 19, 2025	April 1, 2025	April 15, 2025	4.329%	$0.7377	$9,284
June 18, 2025	July 1, 2025	July 15, 2025	4.298%	$0.7358	$9,261

The distribution amount paid on July 15, 2025 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at June 30, 2025.

Class C Preferred Units

As of June 30, 2025, there were 1,800,000 of our Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) outstanding.

The current distribution rate for the Class C Preferred Units is the three-month CME Term SOFR interest rate plus a spread of 7.384%.

The following table summarizes the distributions declared on our Class C Preferred Units during the last two quarters:

			Three-Month	Distribution	Amount Paid to Class C
Date Declared	Record Date	Payment Date	SOFR	Rate	Preferred Unitholders
					(in thousands)
March 19, 2025	April 1, 2025	April 15, 2025	4.329%	$0.7320	$1,318
June 18, 2025	July 1 2025	July 15, 2025	4.298%	$0.7301	$1,314

The distribution amount paid on July 15, 2025 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at June 30, 2025.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Class D Preferred Units

On May 19, 2025, we redeemed 20,000 of the Class D Preferred Units. The applicable Class D Preferred Unit redemption premium on the date of redemption was $1,394.04, calculated at 134.30% of $1,037.98 (the Class D Preferred Unit price), and distributions of $15.96. The amount per Class D Preferred Unit paid to each Class D preferred unitholder was $1,410.00 for a total payment of $28.2 million.

On June 23, 2025, we redeemed 50,000 of the Class D Preferred Units. The applicable Class D Preferred Unit redemption premium on the date of redemption was $1,442.57, calculated at 138.98% of $1,037.98 (the Class D Preferred Unit price), and distributions of $27.43. The amount per Class D Preferred Unit paid to each Class D preferred unitholder was $1,470.00 for a total payment of $73.5 million.

As of June 30, 2025, there were 530,000 preferred units (“Class D Preferred Units”) and warrant exercisable to purchase an aggregate of 2,125,000 common units outstanding.

The following table summarizes the outstanding warrants at June 30, 2025:

Issuance Date and Description	Number of Warrants	Exercise Price
October 31, 2019
Premium warrants	1,250,000	$16.28
Par warrants	875,000	$13.56

All outstanding warrants are currently exercisable and any unexercised warrants will expire on the tenth anniversary of the date of issuance. The warrants will not participate in cash distributions.

The holders of our Class D Preferred Units have elected, which they are allowed to do so from time to time, for the distributions to be calculated based on the three-month CME Term SOFR interest rate in accordance with our amended and restated limited partnership agreement plus a spread of 7.00%. Each variable rate election shall be effective for at least four quarters following such election. This variable rate election is effective until September 30, 2025. The distribution rate for the Class D Preferred Units is 11.298% for the quarter ended June 30, 2025.

The following table summarizes the distributions declared on our Class D Preferred Units during the last two quarters:

			Three-Month	Distribution	Amount Paid to Class D
Date Declared	Record Date	Payment Date	SOFR	Rate	Preferred Unitholders
					(in thousands)
March 19, 2025	April 1, 2025	April 15, 2025	4.329%	$32.07	$19,243
June 18, 2025	July 1, 2025	July 15, 2025	4.298%	$29.39	$15,578

The distribution amount paid on July 15, 2025 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at June 30, 2025.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Derivatives

The following table summarizes, by level within the fair value hierarchy, the estimated fair values of our derivative assets and liabilities reported in our unaudited condensed consolidated balance sheets at the dates indicated:

	June 30, 2025		March 31, 2025
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$2,065	$(1,422)	$67	$(1,644)
Level 2 measurements	527	(5,358)	22	(8,133)
	2,592	(6,780)	89	(9,777)

Netting of counterparty contracts (1)	(1,532)	1,532	(67)	67
Net cash collateral (held) provided	(643)	—	1,527	1,577
Derivatives	$417	$(5,248)	$1,549	$(8,133)

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

The following table summarizes the accounts that include our derivative assets and liabilities in our unaudited condensed consolidated balance sheets at the dates indicated:

	June 30, 2025	March 31, 2025
	(in thousands)
Prepaid expenses and other current assets	$417	$1,549
Accrued expenses and other payables	(2,610)	(6,427)
Other noncurrent liabilities	(2,638)	(1,706)
Net derivative liability	$(4,831)	$(6,584)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes our open derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At June 30, 2025:
Crude oil fixed-price (1)	July 2025–March 2026	(162)	$(3,245)
Propane fixed-price (1)	July 2025–February 2026	(103)	213
Butane fixed-price (1)	July 2025–March 2026	(803)	1,955
Variable-to-fixed interest rate swaps (2)	July 2025–April 2028		(3,407)
Other	July 2025–March 2026		296
			(4,188)
Net cash collateral held			(643)
Net derivative liability			$(4,831)

At March 31, 2025:
Crude oil fixed-price (1)	April 2025–March 2026	59	$(6,492)
Butane fixed-price (1)	April 2025–March 2026	(1,148)	(482)
Variable-to-fixed interest rate swap (2)	April 2025–April 2028		(2,539)
Other	April 2025–March 2026		(175)
			(9,688)
Net cash collateral provided			3,104
Net derivative liability			$(6,584)

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

Amounts in the tables above do not include assets and liabilities classified as either held for sale or discontinued operations within our March 31, 2025 consolidated balance sheet (see Note 16).

During the three months ended June 30, 2025 and 2024, we recorded net gains of $9.4 million and net losses of $0.1 million, respectively, from our commodity derivatives to revenues and cost of sales in our unaudited condensed consolidated statements of operations. These amounts do not include net gains and losses from our commodity derivatives related to our refined products and biodiesel businesses, as these amounts have been classified within discontinued operations within our unaudited condensed consolidated statements of operations (see Note 16).

During the three months ended June 30, 2025 and 2024, we recorded net losses of $0.6 million and net gains of $0.3 million, respectively, from our interest rate swaps to interest expense in our unaudited condensed consolidated statements of operations.

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At June 30, 2025, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our unaudited condensed consolidated balance sheets and recognized in our net income.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Interest Rate Risk

Long-Term Debt

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the prime rate or SOFR plus an applicable margin (see Note 6 for the current rates on the ABL Facility).

The Term Loan B is variable-rate debt with interest rates that are generally indexed to SOFR plus an applicable margin (see Note 6 for the current rates on the Term Loan B).

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

Preferred Unit Distributions

The current distribution rate for the Class B, Class C and Class D Preferred Units is a floating rate of the three-month CME Term SOFR plus a fixed spread (see Note 8 for the current distribution rates).

Fair Value of Fixed-Rate Notes

The following table provides fair value estimates of our fixed-rate notes at June 30, 2025 (in thousands):

2029 Senior Secured Notes	$907,500
2032 Senior Secured Notes	$1,281,000

For the 2029 Senior Secured Notes and 2032 Senior Secured Notes, the fair value estimates were developed based on publicly traded quotes and would be classified as Level 2 in the fair value hierarchy.

Note 10—Segments

Our operations are organized into three reportable segments: (i) Water Solutions, (ii) Crude Oil Logistics and (iii) Liquids Logistics. These segments have been identified based on the differing products and services, regulatory environment and the expertise required for these operations. Our Liquids Logistics reportable segment includes operating segments that have been aggregated based on the nature of the products and services provided. Our chief operating decision maker (“CODM”) is our chief executive officer. Adjusted EBITDA is reviewed by the CODM to evaluate performance and make business decisions. We define Adjusted EBITDA for Water Solutions as revenue minus operating and general and administrative expense, which excludes, accretion expense for asset retirement obligations (“Accretion Expense”) and legal and advisory costs associated with acquisitions and dispositions (“Acquisition Expense”), and plus or minus other reconciling items. We define Adjusted EBITDA for Crude Oil Logistics and Liquid Logistics as revenue minus cost of sales, which excludes unrealized gains and losses on derivatives, lower of cost or realizable value adjustments and plus or minus other reconciling segment items. The calculation of Adjusted EBITDA for our three reportable segments is presented in the Reportable Segment Information tables below.

See Note 1 for a discussion of the products and services of our reportable segments. The remainder of our business operations is presented as “Corporate and Other” and consists of certain corporate expenses that are not allocated to the reportable segments and the amounts to eliminate intercompany or intersegment transactions. Intercompany or intersegment transactions are recorded based on prices negotiated between the segments. Intrasegment transaction eliminations are recorded within each reportable segment. All of the tables below do not include amounts related to our refined products and biodiesel businesses, as those amounts have been classified as discontinued operations within our unaudited condensed consolidated statements of operations for all periods presented (see Note 1).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Disaggregation of Revenue

The following table summarizes revenues related to our segments for the periods indicated:

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Revenues:
Water Solutions:
Topic 606 revenues
Disposal service fees	$174,635	$147,973
Sale of recovered crude oil	24,808	30,776
Sale of water	1,419	2,285
Other service revenues	403	361
Non-Topic 606 revenues	15	15
Total Water Solutions revenues	201,280	181,410
Crude Oil Logistics:
Topic 606 revenues
Crude oil sales	158,528	262,609
Crude oil transportation and other sales	7,730	15,816
Non-Topic 606 revenues	1,373	1,790
Total Crude Oil Logistics revenues	167,631	280,215
Liquids Logistics:
Topic 606 revenues
Butane sales	99,642	98,030
Propane sales	61,480	97,358
Other products sales	89,765	97,197
Service revenues	438	2,327
Non-Topic 606 revenues	1,760	2,809
Total Liquids Logistics revenues (1)	253,085	297,721
Corporate and Other:
Topic 606 revenues
Service revenues	164	—
Elimination of intersegment sales (2)	(4)	(112)
Total Corporate and Other revenues	160	(112)
Total revenues	$622,156	$759,234

(1)    During the three months ended June 30, 2025 and 2024, our Liquids Logistics revenues included $15.0 million and $24.1 million of non-US revenues, respectively.
(2)    For the three months ended June 30, 2024, the elimination of intersegment sales, which was included in the Crude Oil Logistics segment in our June 30, 2024 Quarterly Report, is now included in “Corporate and Other.”

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Reportable Segment Information

The following tables set forth certain selected financial information for our segments for the periods indicated:

	Three Months Ended June 30, 2025
	Water	Crude Oil	Liquids	Total	Corporate
	Solutions	Logistics	Logistics	Segments	and Other	Consolidated
	(in thousands)
Revenues	$201,280	$167,631	$253,085	$621,996	$160	$622,156
Cost of sales (1)	1,658	148,249	243,376	393,283	(4)	393,279
Operating, general and administrative expenses (2)	55,605	9,799	6,843	72,247	11,786	84,033
Other (3)	(1,148)	—	5	(1,143)	271	(872)
Adjusted EBITDA	$142,869	$9,583	$2,871	$155,323	$(11,351)	$143,972
Depreciation and amortization						66,585
Interest expense						65,545
Gain on disposal or impairment of assets, net						(9,199)
Net unrealized gains on derivatives						(7,525)
Lower of cost or net realizable value adjustments						(2,944)
Gain on early extinguishment of liabilities, net						(1,492)
Asset retirement obligation accretion						1,260
Adjustments related to unconsolidated entities (4)						24
Other (5)						1,635
Income from continuing operations before income taxes						$30,083

Capital expenditures (6)	$18,974	$403	$1,650	$21,027	$25	$21,052
Total assets (7)	$2,730,370	$1,071,790	$338,743	$4,140,903	$47,353	$4,188,256

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
(4)    Amount represents the sum of the amount excluded from our equity in earnings of unconsolidated entities, including, depreciation and amortization, interest expense, and gains and losses on disposal or impairment of assets.
(5)    Amount includes the net of Adjusted EBITDA related to our noncontrolling interests, unrealized gains and losses on investments and marketable securities and certain other non-operating income and expense items.
(6)    Amount includes additions to property, plant and equipment and intangible assets, including the acquisition of assets.
(7)    Total assets includes $17.6 million of non-US total assets.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30, 2024
	Water	Crude Oil	Liquids	Total	Corporate
	Solutions	Logistics	Logistics	Segments	and Other	Consolidated
	(in thousands)
Revenues	$181,410	$280,215	$297,721	$759,346	$(112)	$759,234
Cost of sales (1)	1,860	251,589	281,067	534,516	(112)	534,404
Operating, general and administrative expenses (2)	53,174	9,993	10,920	74,087	11,392	85,479
Other (3)	(773)	2	2	(769)	38	(731)
Adjusted EBITDA	$125,603	$18,635	$5,736	$149,974	$(11,354)	$138,620
Depreciation and amortization						62,164
Interest expense						69,739
Gain on disposal or impairment of assets, net						(10,666)
Net unrealized losses on derivatives						4,912
Lower of cost or net realizable value adjustments						(13)
Asset retirement obligation accretion						1,003
Adjustments related to unconsolidated entities (4)						71
Other (5)						(1,394)
Income from continuing operations before income taxes						$12,804

Capital expenditures (6)	$64,684	$1,096	$3,556	$69,336	$8,195	$77,531
Total assets (7)	$2,812,964	$1,354,972	$620,148	$4,788,084	$51,495	$4,839,579

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
(4)    Amount represents the sum of the amount excluded from our equity in earnings of unconsolidated entities, including, depreciation and amortization, interest expense, and gains and losses on disposal or impairment of assets.
(5)    Amount includes the net of Adjusted EBITDA related to our noncontrolling interests, unrealized gains and losses on investments and marketable securities and certain other non-operating income and expense items.
(6)    Amount includes additions to property, plant and equipment and intangible assets, including the acquisition of assets.
(7)    Total assets includes $23.1 million of non-US total assets.

Note 11—Transactions with Affiliates

The following table summarizes our related party transactions for the periods indicated:

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Sales to entities affiliated with management	$164	$—
Purchases from equity method investees	$—	$19

Affiliate balances consist of the following at the dates indicated:

	June 30, 2025	March 31, 2025
	(in thousands)
Accounts receivable-affiliates
Entities affiliated with management	$154	$135
Equity method investees	—	595
Total	$154	$730

Accounts payable-affiliates
Entities affiliated with management	$1	$1
Equity method investees	—	101
Total	$1	$102

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Note 12—Revenue from Contracts with Customers

We recognize revenue for services and products under revenue contracts as our obligations to either perform services or deliver or sell products under the contracts are satisfied. Our revenue contracts in scope under ASC 606 primarily have a single performance obligation and we do not receive material amounts of non-cash consideration. Our costs to obtain or fulfill our revenue contracts were not material as of June 30, 2025.

The majority of our revenue agreements are in scope under ASC 606 and the remainder of our revenue comes from contracts that contain nonmonetary exchanges or leases in the scope of ASC 845 and ASC 842, respectively. See Note 10 for a detail of disaggregated revenue.

Remaining Performance Obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we utilized the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these contracts. The following table summarizes the amount and timing of revenue recognition for such contracts at June 30, 2025 (in thousands):

Year Ending March 31,
2026 (nine months)	$75,731
2027	74,988
2028	61,957
2029	62,719
2030	54,456
2031	40,182
Thereafter	21,747
Total	$391,780

Contract Assets and Liabilities

The following tables summarize the balances of our contract assets and liabilities at the dates indicated:

	June 30, 2025	March 31, 2025
	(in thousands)
Accounts receivable from contracts with customers (1)	$300,867	$294,378
Contract assets (current)	$8,151	$512

Contract liabilities at March 31, 2025	$9,168
Payment received and deferred	2,709
Payment recognized in revenue	(1,560)
Contract liabilities at June 30, 2025	$10,317

(1)    Amounts do not include assets classified as either held for sale or discontinued operations within our March 31, 2025 consolidated balance sheet (See Note 16).

Note 13—Leases

Lessee Accounting

Our leasing activity primarily consists of product storage, office space, real estate, railcars, and equipment.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes the components of our lease cost for the periods indicated:

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Operating lease cost (1)	$10,040	$10,499
Variable lease cost (1)	8,935	7,586
Short-term lease cost (1)	221	623
Finance lease cost
Amortization of right-of-use asset (2)	69	1
Interest on lease obligation (3)	47	3
Total lease cost	$19,312	$18,712

(1)    Included in operating expenses in our unaudited condensed consolidated statements of operations.
(2)    Included in depreciation and amortization expense in our unaudited condensed consolidated statements of operations.
(3)    Included in interest expense in our unaudited condensed consolidated statements of operations.

Amounts in the table above do not include lease costs related to our refined products and biodiesel businesses, as these amounts have been classified within discontinued operations within our consolidated statements of operations (see Note 16).

The following table summarizes maturities of our lease obligations at June 30, 2025 (in thousands):

	Operating	Finance
Year Ending March 31,	Leases	Leases (1)
2026 (nine months)	$28,845	$1,643
2027	33,416	2,178
2028	30,333	2,178
2029	21,185	780
2030	11,904	—
2031	4,017	—
Thereafter	17,856	—
Total lease payments	147,556	6,779
Less imputed interest	(29,918)	(936)
Total lease obligations	$117,638	$5,843

(1)    At June 30, 2025, the short-term finance lease obligation of $1.7 million is included in accrued expenses and other payables and the long-term finance lease obligation of $4.2 million is included in other noncurrent liabilities in our unaudited condensed consolidated balance sheet.

The following table summarizes supplemental cash flow information related to our leases for the periods indicated:

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease obligations
Operating cash outflows from operating leases	$10,022	$10,506
Operating cash outflows from finance lease	$—	$3
Financing cash outflows from finance lease	$—	$5

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$11,894	$3,371
Finance lease	$5,796	$—

Amounts in the table above do not include operating cash outflows from operating leases related to our refined products and biodiesel businesses, as these amounts have been classified within discontinued operations within our unaudited condensed consolidated statements of operations (see Note 16).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Lessor Accounting and Subleases

Our lessor arrangements include storage and railcar contracts. We also, from time to time, sublease certain of our storage capacity and railcars to third-parties. Fixed rental revenue is recognized on a straight-line basis over the lease term. During the three months ended June 30, 2025 and 2024, fixed rental revenue was $3.0 million, including $0.7 million of sublease revenue, and $4.0 million, including $0.4 million of sublease revenue, respectively.

The following table summarizes future minimum lease payments to be received under various noncancelable operating lease agreements at June 30, 2025 (in thousands):

Year Ending March 31,
2026 (nine months)	$7,569
2027	8,657
2028	5,706
2029	1,337
2030	1,063
2031	1,078
Thereafter	727
Total	$26,137

Note 14—Allowance for Current Expected Credit Losses

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

The following table summarizes changes in our allowance for expected credit losses for the period indicated:

	Accounts Receivable	Notes Receivable and Other
	(in thousands)
Allowance for expected credit losses at March 31, 2025	$3,689	$33
Change in provision for expected credit losses	22	—
Dispositions (see Note 15)	31	—
Write-offs charged against the provision	(2,472)	—
Allowance for expected credit losses at June 30, 2025	$1,270	$33

Amounts in the table above do not include allowance for expected credit losses related to assets classified as either held for sale or discontinued operations within our March 31, 2025 consolidated balance sheet (see Note 16).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Note 15—Other Matters

Sale of Marketable Equity Securities

As of March 31, 2025, we owned 1,468,337 shares of Prairie Operating Co. (“Prairie”), which were sold during the three months ended June 30, 2025 for $6.0 million. We recognized a loss on sale of $0.6 million within other (expense) income, net in our unaudited condensed consolidated statement of operations for the three months ended June 30, 2025. This loss, combined with the $0.8 million gain on sale recognized during the three months ended March 31, 2025, resulted in an overall gain of $0.2 million on the sale of all Prairie shares we owned.

Dispositions

Water Solutions

Sale of Certain Investments in Unconsolidated Entities and Related Assets

On April 14, 2025, we sold certain investments in unconsolidated entities, property, plant and equipment and intangible assets to a third-party for total consideration of $40.0 million in cash, plus working capital. As discussed below, we recorded a loss of $8.0 million to write down certain investments in unconsolidated entities and related assets to fair value less cost to sell within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2025. We also recorded a loss of $1.2 million on the sale within gain on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations for the three months ended June 30, 2025. We classified the assets and liabilities as held for sale as of March 31, 2025 (see Note 16).
Liquids Logistics

Wholesale Propane Disposition and Sale of Refined Products Business

On April 30, 2025, we completed the Wholesale Propane Disposition and the sale of our refined products business for total consideration of approximately $154.9 million in cash, subject to changes from finalizing the working capital balances. We recorded a gain on each transaction totaling a combined $56.6 million, of which $18.2 million is recorded within gain on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations for the three months ended June 30, 2025 and $38.4 million is recorded within discontinued operations (see Note 16).

Crude Oil Logistics

Sale of Certain Railcars

As of March 31, 2025, we entered into definitive agreements with third-parties to sell 135 railcars, which have been classified as held for sale (see Note 16). During the three months ended June 30, 2025, we sold 104 of these railcars for total consideration of $5.0 million in cash and recognized a gain of $1.6 million within gain on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations. As of June 30, 2025, we own the remaining 31 railcars which have been classified as held for sale (see Note 16).

From July 1, 2025 to August 7, 2025, we sold 24 of the 31 railcars for total consideration of $1.1 million in cash and expect to record a gain of $0.4 million.

In a separate transaction, on May 16, 2025, we sold 68 railcars to a third-party for total consideration of $2.1 million in cash and we recorded a gain of $0.1 million within gain on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations for the three months ended June 30, 2025.

Note 16—Assets and Liabilities Held for Sale and Discontinued Operations

As discussed in Note 1, at March 31, 2025, we met the criteria for classifying the assets and liabilities of our refined products business and biodiesel business as either held for sale or discontinued operations and the operations of these businesses as discontinued. Also, as discussed in Note 1 and Note 15, at March 31, 2025, we met the criteria for classifying a portion of our Liquids Logistics segment, certain railcars and certain investments in unconsolidated entities and related assets as held for sale. Upon classification as held for sale, we recorded a loss of $8.0 million to write down certain investments in

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
unconsolidated entities and related assets to fair value less cost to sell within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2025, and a valuation allowance included in assets held for sale in our March 31, 2025 consolidated balance sheet.

The following tables summarize the major classes of assets and liabilities classified as held for sale by segment at the dates indicated:

June 30, 2025
Crude Oil Logistics
(in thousands)
Assets Held for Sale
Property, plant and equipment, net	$310
Total assets held for sale	$310

	March 31, 2025
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Total
	(in thousands)
Assets Held for Sale
Cash and cash equivalents	$—	$—	$114	$114
Accounts receivable, net	—	—	21,204	21,204
Inventories	—	—	20,715	20,715
Prepaid expenses and other current assets	—	—	5,098	5,098
Property, plant and equipment, net	412	1,350	51,349	53,111
Goodwill	—	—	17,051	17,051
Intangible assets, net	29,557	—	9,718	39,275
Investments in unconsolidated entities	18,221	—	51	18,272
Operating lease right-of-use assets	—	—	3,962	3,962
Other noncurrent assets	—	1,237	3,142	4,379
Valuation allowance on assets held for sale	(7,974)	—	—	(7,974)
Total assets held for sale	$40,216	$2,587	$132,404	$175,207

Liabilities Held for Sale
Accounts payable	$—	$—	$32,072	$32,072
Accrued expenses and other payables	—	—	4,650	4,650
Advance payments received from customers	—	—	259	259
Operating lease obligations-current	—	—	1,705	1,705
Operating lease obligations-noncurrent	—	—	2,233	2,233
Other noncurrent liabilities	94	—	1,090	1,184
Total liabilities held for sale	$94	$—	$42,009	$42,103

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes the major classes of assets and liabilities classified as discontinued operations in our Liquids Logistics segment at the dates indicated:

	June 30, 2025	March 31, 2025
	(in thousands)
Assets of Discontinued Operations
Accounts receivable, net	$120	$67,350
Prepaid expenses and other current assets	168	82
Total assets of discontinued operations	$288	$67,432

Liabilities of Discontinued Operations
Accounts payable	$578	$48,454
Accrued expenses and other payables	66	4,295
Total liabilities of discontinued operations	$644	$52,749

The following table summarizes the results of operations from discontinued operations related to our refined products and biodiesel businesses for the periods indicated:

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Revenues	$148,086	$628,025
Cost of sales	146,597	633,903
Operating expenses	462	1,145
General and administrative expenses	16	50
Depreciation and amortization	—	55
Gain on disposal or impairment of assets, net	(38,373)	—
Operating income (loss) from discontinued operations	39,384	(7,128)
Interest expense	(5)	—
Other income, net	—	3
Income (loss) from discontinued operations before taxes	39,379	(7,125)
Income tax expense	—	(3)
Income (loss) from discontinued operations, net of tax	$39,379	$(7,128)

Note 17—Subsequent Events

New Tax Legislation

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into law by the President of the United States. The Act makes permanent many provisions of the expiring Tax Cuts and Jobs Act of 2017, and enacts new tax laws effective primarily in 2025 or 2026. The new legislation permanently reinstates 100% bonus depreciation for qualifying property acquired after January 19, 2025, and permanently extends the 20% deduction for qualified business income. The new legislation also makes permanent the modified calculation of adjusted taxable income that corresponds with earnings before interest, taxes depreciation, and amortization (EBITDA) for the purpose of calculating the deduction limits for net business interest expense. This change applies to taxable years beginning after December 31, 2024. We have reviewed the provisions of the Act and believe there will be an immaterial impact to our financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) financial condition and results of operations as of and for the three months ended June 30, 2025. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as Part II, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on May 29, 2025.

Recent Developments

Discontinued Operations

Sale of Refined Products Business and Exiting Biodiesel Business

As of March 31, 2025, we completed winding down our biodiesel business (see Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

On April 30, 2025, we sold our refined products business, including certain working capital items, to a third-party (see Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

The sale of our refined products business and winding down of our biodiesel business represent a strategic shift in our operations and will have a significant effect on our operations and financial results going forward. Accordingly, the results of operations and cash flows for our refined products and biodiesel businesses within our Liquids Logistics segment have been classified as discontinued operations for all periods presented and prior periods have been retrospectively adjusted in the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows (see Note 16 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

Other Dispositions

Sale of Certain Investments in Unconsolidated Entities and Related Assets

On April 14, 2025, we sold certain investments in unconsolidated entities, property, plant and equipment and intangible assets to a third-party (see Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

Sale of Certain Natural Gas Liquids Terminals and Most of Our Wholesale Propane Business

On April 30, 2025, we sold most of our wholesale propane business, 17 of our natural gas liquids terminals, our interest in an unconsolidated entity and working capital (“Wholesale Propane Disposition”) to a third-party (see Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

Sale of Certain Railcars

As of March 31, 2025, we entered into definitive agreements with third-parties to sell certain railcars (see Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

In a separate transaction, on May 16, 2025, we sold certain railcars to a third-party (see Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

Consolidated Results of Operations

How We Evaluate Our Operations

We use a variety of financial and operating metrics to analyze our performance. Our consolidated financial metrics include operating income, income from continuing operations and Adjusted EBITDA. We evaluate segment operating results using operating income, Adjusted EBITDA and our operating metrics, which include various volume and rate statistics that are relevant for the respective segment. These operating metrics allow investors to analyze the various components of segment financial results in terms of volumes and rate/price. We use these metrics to analyze historical segment financial results and as the key inputs for forecasting and budgeting segment financial results. For additional information on our operating metrics, see the respective segment discussions below.

The following table summarizes our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Revenues	$622,156	$759,234
Cost of sales	382,812	539,305
Operating expenses	70,768	71,388
General and administrative expense	13,740	14,964
Depreciation and amortization	66,585	62,164
Gain on disposal or impairment of assets, net	(9,199)	(10,666)
Operating income	97,450	82,079
Equity in earnings of unconsolidated entities	201	300
Interest expense	(65,545)	(69,739)
Gain on early extinguishment of liabilities, net	1,492	—
Other (expense) income, net	(3,515)	164
Income from continuing operations before income taxes	30,083	12,804
Income tax benefit	182	4,799
Income from continuing operations	30,265	17,603
Income (loss) from discontinued operations, net of tax	39,379	(7,128)
Net income	69,644	10,475
Less: Net income from continuing operations attributable to nonredeemable noncontrolling interests	(705)	(792)
Less: Net income from continuing operations attributable to redeemable noncontrolling interests	(17)	—
Net income attributable to NGL Energy Partners LP	$68,922	$9,683
Adjusted EBITDA - Continuing Operations (1)	$143,972	$138,620

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.

Changes in commodity prices and sales volumes affect both revenues and cost of sales our unaudited condensed consolidated statements of operations and, therefore, the impact is largely offset between these line items.

Operating income increased $15.4 million for the three months ended June 30, 2025, compared with the same period in 2024, primarily as a result of the following:

•Water Solutions – an increase of $0.6 million due primarily to higher water disposal revenues from increased produced water volumes processed, partially offset by increased expenses mainly due to losses on disposal or impairment of assets and higher depreciation and amortization expense;
•Crude Oil Logistics – a decrease of $13.4 million due primarily to lower sales volumes because of lower production on acreage dedicated to us and increased expenses due to a net loss on the sale of assets; and
•Liquids Logistics – an increase of $28.2 million due primarily to lower expenses related to the Wholesale Propane Disposition, including a gain on the sale, and increased margins from the sale of products.

In addition to the items discussed above, interest expense was lower (as discussed below) which was partially offset by a lower income tax benefit (see Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report), losses on marketable securities and a loss from a legal dispute.

Other Items

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

Subsequent Events

See Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of transactions that occurred subsequent to June 30, 2025.

Segment Operating Results for the Three Months Ended June 30, 2025 and 2024

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees (1)	$162,075	$140,998	$21,077
Sale of recovered crude oil	24,808	30,776	(5,968)
Recycled water (2)	1,376	2,260	(884)
Other revenues (1)(2)	13,021	7,376	5,645
Total revenues	201,280	181,410	19,870
Expenses:
Cost of sales-excluding impact of derivatives	1,657	1,825	(168)
Cost of sales-derivative gain-unrealized	(3,514)	(861)	(2,653)
Cost of sales-derivative loss-realized	—	36	(36)
Operating expenses	55,333	52,825	2,508
General and administrative expenses	1,245	1,211	34
Depreciation and amortization expense	58,076	52,712	5,364
Loss (gain) on disposal or impairment of assets, net	3,536	(10,696)	14,232
Total expenses	116,333	97,052	19,281
Segment operating income	$84,947	$84,358	$589
Adjusted EBITDA - Continuing Operations (3)	$142,869	$125,603	$17,266

Produced water processed (barrels per day)
Delaware Basin	2,411,622	2,161,362	250,260
Eagle Ford Basin	200,773	176,306	24,467
DJ Basin	159,219	127,698	31,521
Total	2,771,614	2,465,366	306,248
Recycled water (barrels per day)	239,437	104,432	135,005
Total (barrels per day)	3,011,051	2,569,798	441,253
Skim oil sold (barrels per day)	4,603	4,425	178
Service fees for produced water processed ($/barrel) (4)(5)	$0.64	$0.63	$0.01
Recovered crude oil for produced water processed ($/barrel) (4)	$0.10	$0.14	$(0.04)
Operating expenses for produced water processed ($/barrel) (4)	$0.22	$0.24	$(0.02)

(1)    Water disposal service fees and Other revenues in the table above differ from the amounts reported in Note 10 to our unaudited consolidated financial statements, as the amounts in Note 10 are disaggregated by the performance obligations with type of contract and service provided and the timing of the transfer of goods and services, while the amount above is presented based on how management reviews performance. In the table above, revenues from reimbursements from construction projects, booster operating fees and generator rentals and pipeline revenue are included in Other revenues, while in Note 10 the amounts are included in Water disposal service fees.
(2)    Recycled water in the table above differs from the amount of Sale of Water reported in Note 10 to our unaudited consolidated financial statements, as the amounts in Note 10 are disaggregated by the performance obligations with type of contract and service provided and the timing of the transfer of goods and services, while the amount above is presented based on how management reviews performance. In Note 10, Sale of Water includes the sale of produced water, recycled water and brackish non-potable water, which in the table above, brackish non-potable water is included in Other revenues.
(3)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.
(4)    Total produced water barrels processed during the three months ended June 30, 2025 and 2024 were 252,216,853 and 224,348,310, respectively. These amounts do not include 16,367,740 barrels and 11,699,806 barrels for the three months ended June 30, 2025 and 2024, respectively, related to payments made by certain producers for committed volumes not delivered, as discussed further below. In addition, water pipeline revenue, which is included in Other Revenues, includes payments from a producer for 9,446,030 committed barrels not delivered during the three months ended June 30, 2025.
(5)    Excluding payments made by certain producers for committed volumes not delivered, service fees for produced water processed ($/barrel) would have been $0.61/barrel and $0.61/barrel during the three months ended June 30, 2025 and 2024, respectively.

Water Disposal Service Fee Revenues. The increase was due primarily to an increase in produced water volumes processed from contracted customers. There was also an increase in payments made by certain producers for committed volumes not delivered.

Recovered Crude Oil Revenues. The decrease was due primarily to lower realized crude oil prices received from the sale of skim oil barrels, partially offset by an increase in skim oil barrels sold due to more skim oil recovered from receiving more produced water.

Recycled Water Revenues. Revenue from recycled water includes the sale of produced water and recycled water for use in our customers’ completion activities. The decrease was due primarily to lower pricing for recycled water, partially offset by higher recycled water volumes related to timing of water to be used in completions.

Other Revenues. Other revenues primarily include reimbursements from construction projects, booster operating fees and generator rentals, water pipeline revenues, solids disposal revenues and brackish non-potable water revenues. The increase was due primarily to higher water pipeline revenue, including payments from a producer for committed volumes not delivered, due to our expanded Lea County Express Pipeline system (“LEX II”) commencing operations during the three months ended December 31, 2024. This increase was partially offset by lower reimbursements from construction projects, booster operating fees and generator rentals.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to lower costs incurred that will be reimbursed by producers for generator and fuel costs at various booster stations.

Operating and General and Administrative Expenses. The increase was due primarily to higher royalty expense due to volumes related to the LEX II pipeline commencing operations and increased volumes at certain other saltwater disposal wells and higher utilities expense due to increased produced water volumes processed, partially offset by lower bad debt expense.

Depreciation and Amortization Expense. The increase was due primarily to depreciation of newly developed facilities and infrastructure, partially offset by certain long-term assets being fully amortized, impaired or sold during the fiscal year ended March 31, 2025 and three months ended June 30, 2025.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2025, we recorded a net loss of $3.1 million primarily related to the write down of the value of certain saltwater disposal wells as well as abandonment of certain capital projects and the retirement of certain other assets. We also recorded a net loss of $1.2 million primarily related to the sale of certain assets (see Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report). In addition, we recorded a gain of $0.7 million from insurance recoveries for certain saltwater disposal facilities and boosters damaged in a prior period. During the three months ended June 30, 2024, we recorded a net gain of $10.4 million primarily related to the sale of certain assets and a gain of $0.3 million from insurance recoveries for certain saltwater disposal facilities and boosters damaged in a prior period. In addition, we recorded a net loss of $0.1 million primarily related to the write down of the value of certain saltwater disposal wells as well as abandonment of certain capital projects and the retirement of certain assets.

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$158,528	$262,609	$(104,081)
Crude oil transportation and other sales	9,103	17,606	(8,503)
Total revenues	167,631	280,215	(112,584)
Expenses:
Cost of sales-excluding impact of derivatives	148,410	250,451	(102,041)
Cost of sales-derivative gain-unrealized	(1,131)	(1,980)	849
Cost of sales-derivative (gain) loss-realized	(161)	1,138	(1,299)
Operating expenses	9,208	9,341	(133)
General and administrative expenses	647	705	(58)
Depreciation and amortization expense	6,065	6,441	(376)
Loss on disposal or impairment of assets, net	3,921	30	3,891
Total expenses	166,959	266,126	(99,167)
Segment operating income	$672	$14,089	$(13,417)
Adjusted EBITDA - Continuing Operations (1)	$9,583	$18,635	$(9,052)

Crude oil sold (barrels)	2,424	3,174	(750)
Crude oil transported on owned pipelines (barrels)	4,990	5,713	(723)
Crude oil storage capacity - owned and leased (barrels) (2)	5,232	5,232	—
Crude oil storage capacity leased to third-parties (barrels) (2)	1,650	1,500	150
Crude oil inventory (barrels) (2)	391	524	(133)
Crude oil sold ($/barrel)	$65.399	$82.738	$(17.339)
Cost per crude oil sold ($/barrel) (3)	$61.225	$78.907	$(17.682)
Crude oil product margin ($/barrel) (3)	$4.174	$3.831	$0.343

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.
(2)    Information is presented as of June 30, 2025 and June 30, 2024, respectively.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were due primarily to lower sales volumes because of lower production on acreage dedicated to us in the DJ Basin during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Lower crude oil prices also significantly contributed to the decrease.

During the three months ended June 30, 2025, the crude oil product margin decreased primarily due to lower volumes and lower prices as discussed further above. The increase in the crude oil product margin per barrel for the three months ended June 30, 2025 was favorably impacted from the sale of lower-priced inventory into a market of rising prices, compared to the opposite occurring in the prior period when higher-priced inventory was sold into a market of declining prices. Crude oil product margin calculations do not include gains and losses from derivatives that may offset the movement in the physical margin.

Crude Oil Transportation and Other Sales. The decrease was primarily due to lower pipeline revenue because of the expiration of certain transportation services contracts on third-party pipelines and lower rental revenue due to the sale of our railcars.

During the three months ended June 30, 2025, physical volumes on the Grand Mesa Pipeline averaged approximately 55,000 barrels per day, compared to approximately 63,000 barrels per day during the three months ended June 30, 2024. Lower contracted volumes were shipped on the Grand Mesa Pipeline due to lower production on acreage dedicated to us in the DJ Basin.

Operating and General and Administrative Expenses. The decrease was primarily due to lower incentive compensation expense accrued during the three months ended June 30, 2025, lower repairs and maintenance expense and lower utilities expense on the Grand Mesa Pipeline from lower volumes flowing through the system during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. These decreases were partially offset by higher ad valorem taxes.

Depreciation and Amortization Expense. The decrease was primarily due to the sale of railcars during the year ended March 31, 2025 and the three months ended June 30, 2025.

Loss on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2025, we recorded a net loss of $3.9 million on the sale of assets. This amount is comprised of a loss from the sale of linefill held on third-party pipelines of $5.6 million, which includes a loss from derivatives of $1.7 million from hedging transactions relating to the sale of the linefill barrels. The losses from the sale of linefill are partially offset by a gain of $1.7 million on the sale of railcars that were sold during the three months ended June 30, 2025.

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated. As discussed above, the operating results of our refined products and biodiesel businesses have been classified as discontinued operations and prior periods have been retrospectively adjusted.

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands, except per gallon amounts)
Butane:
Sales	$99,745	$98,056	$1,689
Cost of sales-excluding impact of derivatives	94,310	94,124	186
Cost of sales-derivative (gain) loss-unrealized	(1,486)	2,506	(3,992)
Cost of sales-derivative gain-realized	(901)	(370)	(531)
Product margin	7,822	1,796	6,026

Propane:
Sales	61,693	98,058	(36,365)
Cost of sales-excluding impact of derivatives	61,368	96,650	(35,282)
Cost of sales-derivative (gain) loss-unrealized	(1,369)	5,207	(6,576)
Cost of sales-derivative gain-realized	(818)	(5,485)	4,667
Product margin	2,512	1,686	826

Other products:
Sales	90,230	98,200	(7,970)
Cost of sales-excluding impact of derivatives	86,151	95,557	(9,406)
Cost of sales-derivative (gain) loss-unrealized	(23)	41	(64)
Cost of sales-derivative gain-realized	(12)	(109)	97
Product margin	4,114	2,711	1,403

Service:
Sales	1,417	3,407	(1,990)
Cost of sales	335	687	(352)
Product margin	1,082	2,720	(1,638)

Expenses:
Operating expenses	6,227	9,222	(2,995)
General and administrative expenses	659	1,757	(1,098)
Depreciation and amortization expense	1,567	2,356	(789)
Gain on disposal or impairment of assets, net	(16,655)	—	(16,655)
Total (income) expenses	(8,202)	13,335	(21,537)
Segment operating income (loss)	$23,732	$(4,422)	$28,154
Adjusted EBITDA - Continuing Operations (1)	$2,871	$5,736	$(2,865)

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands, except per gallon amounts)
Natural gas liquids storage capacity - owned and leased (gallons) (2)	52,721	122,831	(70,110)

Butane sold (gallons)	96,938	95,189	1,749
Butane sold ($/gallon)	$1.029	$1.030	$(0.001)
Cost per butane sold ($/gallon) (3)	$0.973	$0.989	$(0.016)
Butane product margin ($/gallon) (3)	$0.056	$0.041	$0.015
Butane inventory (gallons) (2)	40,177	52,667	(12,490)

Propane sold (gallons)	66,775	112,504	(45,729)
Propane sold ($/gallon)	$0.924	$0.872	$0.052
Cost per propane sold ($/gallon) (3)	$0.919	$0.859	$0.060
Propane product margin ($/gallon) (3)	$0.005	$0.013	$(0.008)
Propane inventory (gallons) (2)	13,283	55,676	(42,393)

Other products sold (gallons)	71,616	62,171	9,445
Other products sold ($/gallon)	$1.260	$1.580	$(0.320)
Cost per other products sold ($/gallon) (3)	$1.203	$1.537	$(0.334)
Other products product margin ($/gallon) (3)	$0.057	$0.043	$0.014
Other products inventory (gallons) (2)	6,017	4,576	1,441

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.
(2)    Information is presented as of June 30, 2025 and June 30, 2024, respectively.
(3)    Cost and product margin per gallon excludes the impact of derivatives.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in sales and cost of sales, excluding the impact of derivatives, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 were due primarily to a new contract to supply product to a third-party to export out of our Chesapeake terminal.

Butane product margins, excluding the impact of derivatives, increased during the three months ended June 30, 2025 due to the new contract discussed above and more favorable supply contracts.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were due primarily to the Wholesale Propane Disposition.

Propane product margins, excluding the impact of derivatives, decreased during the three months ended June 30, 2025 primarily due to a negative margin from our wholesale propane business, prior to the close of the Wholesale Propane Disposition on April 30, 2025, as we sold higher-priced inventory purchased during the three months ended March 31, 2025 into a declining market.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were due to a decrease in commodity prices during the three months ended June 30, 2025 compared with the three months ended June 30, 2024. Volumes increased due to strong spot markets for natural gasoline and isobutane and consistent supply of asphalt during the three months ended June 30, 2025.

Other products sales product margins, excluding the impact of derivatives, increased during the three months ended June 30, 2025 due to the increase in volumes, as discussed above, and more favorable supply contracts compared to the prior year period. This was partially offset by lower asphalt margins due to uncertainly in the market with regards to tariffs.

Service Sales and Cost of Sales. The sales includes storage, terminaling and transportation services income. Sales and cost of sales during the three months ended June 30, 2025 decreased due to the Wholesale Propane Disposition and the expiration of a throughput contract during the prior fiscal year.

Operating and General and Administrative Expenses. The decrease during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 is due to the Wholesale Propane Disposition.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased during the three months ended June 30, 2025 due to the Wholesale Propane Disposition.

Gain on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2025, we recorded a net gain of $18.2 million due to the Wholesale Propane Disposition. We also recorded a net loss of $1.6 million related to the impairment of the certain right-of-use assets.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
Other revenues:
Service revenues	$164	$—	$164
Expenses:
General and administrative expenses	11,189	11,291	(102)
Depreciation and amortization expense	877	655	222
Gain on disposal or impairment of assets, net	(1)	—	(1)
Total expenses	12,065	11,946	119
Operating loss	$(11,901)	$(11,946)	$45
Adjusted EBITDA - Continuing Operations (1)	$(11,351)	$(11,354)	$3

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.

Service Revenues. These revenues relate to billings to the noncontrolling interest holders for usage of the airplanes.

General and Administrative Expenses. The expenses during the three months ended June 30, 2025 were consistent with the prior year period.

Depreciation and Amortization Expense. The increase during the three months ended June 30, 2025 was due to depreciation of the two airplanes put into service during the year ended March 31, 2025.

Interest Expense

The following table summarizes the components of our consolidated interest expense for the periods indicated:

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
Senior secured notes	$45,261	$45,500	$(239)
Senior secured term loan “B” credit facility (“Term Loan B”)	14,144	17,384	(3,240)
Asset-based revolving credit facility (“ABL Facility”)	1,886	3,144	(1,258)
Other indebtedness	510	1,198	(688)
Total debt interest expense	61,801	67,226	(5,425)
Amortization of debt issuance costs	3,120	2,846	274
Unrealized loss on interest rate swaps	868	446	422
Realized gain on interest rate swaps	(244)	(779)	535
Total interest expense	$65,545	$69,739	$(4,194)

The debt interest expense decreased $5.4 million during the three months ended June 30, 2025 primarily due to reduced interest rates for the Term Loan B during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The ABL Facility interest also decreased due to a decrease in the average balance outstanding during the three months ended June 30, 2025, compared to the prior year period.

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

We define EBITDA as net income (loss) attributable to NGL Energy Partners LP, plus interest expense, income tax expense (benefit), and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA excluding net unrealized gains and losses on derivatives, lower of cost or net realizable value adjustments, gains and losses on disposal or impairment of assets, gains and losses on early extinguishment of liabilities, revaluation of liabilities and other. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income, income from continuing operations before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with GAAP, as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information to investors for evaluating our ability to make quarterly distributions to our unitholders and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information to investors for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Further, EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA, Adjusted EBITDA, or similarly titled measures used by other entities.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Net income	$69,644	$10,475
Less: Net income from continuing operations attributable to nonredeemable noncontrolling interests	(705)	(792)
Less: Net income from continuing operations attributable to redeemable noncontrolling interests	(17)	—
Net income attributable to NGL Energy Partners LP	68,922	9,683
Interest expense	65,525	69,738
Income tax benefit	(182)	(4,796)
Depreciation and amortization	65,826	61,849
EBITDA	200,091	136,474
Net unrealized (gains) losses on derivatives	(7,540)	17,956
Lower of cost or net realizable value adjustments (1)	(2,944)	(330)
Gain on disposal or impairment of assets, net (2)	(47,579)	(10,666)
Gain on early extinguishment of liabilities, net	(1,492)	—
Other (3)	4,431	908
Adjusted EBITDA	$144,967	$144,342
Adjusted EBITDA - Discontinued Operations (4)	$995	$5,722
Adjusted EBITDA - Continuing Operations	$143,972	$138,620

(1)    Lower of cost or net realizable value adjustments in the table above differ from lower of cost or net realizable value adjustments reported in our unaudited condensed consolidated statements of cash flows, as the amounts reported in the table above represent the change in lower of cost or net realizable value adjustments recorded in the unaudited condensed consolidated statements of operations, which includes reversals, whereas the amounts reported in our unaudited condensed consolidated statements of cash flows represent the lower of cost or net realizable value adjustments recorded at the balance sheet date.
(2)    Excludes amounts related to unconsolidated entities and noncontrolling interests.
(3)    Amounts represent accretion expense for asset retirement obligations, expenses incurred related to legal and advisory costs associated with acquisitions and dispositions, unrealized gains and losses on investments and marketable securities and a loss from a legal dispute.

(4)    Amounts include our refined products and biodiesel businesses.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts in our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the periods indicated:

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Depreciation and amortization per EBITDA table	$65,826	$61,849
Depreciation and amortization attributable to unconsolidated entities	(24)	(71)
Depreciation and amortization attributable to noncontrolling interests	783	506
Depreciation and amortization attributable to discontinued operations	—	(120)
Depreciation and amortization per unaudited condensed consolidated statements of operations	$66,585	$62,164

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Depreciation and amortization per EBITDA table	$65,826	$61,849
Amortization of debt issuance costs recorded to interest expense	3,120	2,846
Amortization of royalty expense recorded to operating expense	62	62
Depreciation and amortization attributable to unconsolidated entities	(24)	(71)
Depreciation and amortization attributable to noncontrolling interests	783	506
Depreciation and amortization attributable to discontinued operations	—	(120)
Depreciation and amortization per unaudited condensed consolidated statements of cash flows	$69,767	$65,072

The following table summarizes additional amounts attributable to discontinued operations in the EBITDA and Adjusted EBITDA table above for the periods indicated:

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Income tax expense	$—	$3
Net unrealized (gains) losses on derivatives	$(15)	$13,044
Lower of cost or realizable value adjustments	$—	$(317)
Gain on disposal or impairment of assets, net	$(38,373)	$—

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated:

	Three Months Ended June 30, 2025
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Continuing Operations	Discontinued Operations	Consolidated
	(in thousands)
Operating income (loss)	$84,947	$672	$23,732	$(11,901)	$97,450	$—	$97,450
Depreciation and amortization	58,076	6,065	1,567	877	66,585	—	66,585
Net unrealized gains on derivatives	(3,514)	(1,132)	(2,879)	—	(7,525)	—	(7,525)
Lower of cost or net realizable value adjustments	—	—	(2,944)	—	(2,944)	—	(2,944)
Loss (gain) on disposal or impairment of assets, net	3,536	3,921	(16,655)	(1)	(9,199)	—	(9,199)
Other (expense) income, net	(133)	1	(328)	(3,055)	(3,515)	—	(3,515)
Adjusted EBITDA attributable to unconsolidated entities	221	—	4	—	225	—	225
Adjusted EBITDA attributable to noncontrolling interests	(1,485)	—	—	(68)	(1,553)	—	(1,553)
Other	1,221	56	374	2,797	4,448	—	4,448
Discontinued operations	—	—	—	—	—	995	995
Adjusted EBITDA	$142,869	$9,583	$2,871	$(11,351)	$143,972	$995	$144,967

	Three Months Ended June 30, 2024
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Continuing Operations	Discontinued Operations	Consolidated
	(in thousands)
Operating income (loss)	$84,358	$14,089	$(4,422)	$(11,946)	$82,079	$—	$82,079
Depreciation and amortization	52,712	6,441	2,356	655	62,164	—	62,164
Net unrealized (gains) losses on derivatives	(861)	(1,980)	7,753	—	4,912	—	4,912
Lower of cost or net realizable value adjustments	—	—	(13)	—	(13)	—	(13)
(Gain) loss on disposal or impairment of assets, net	(10,696)	30	—	—	(10,666)	—	(10,666)
Other income, net	106	2	19	37	164	—	164
Adjusted EBITDA attributable to unconsolidated entities	387	—	(16)	—	371	—	371
Adjusted EBITDA attributable to noncontrolling interests	(1,314)	—	—	—	(1,314)	—	(1,314)
Other	911	53	59	(100)	923	—	923
Discontinued operations	—	—	—	—	—	5,722	5,722
Adjusted EBITDA	$125,603	$18,635	$5,736	$(11,354)	$138,620	$5,722	$144,342

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

We believe that our anticipated cash flows from operations and the borrowing capacity under the ABL Facility will be sufficient to meet our liquidity needs. Our borrowing needs vary during the year due in part to the seasonal nature of certain businesses within our Liquids Logistics segment. Our greatest working capital borrowing needs generally occur during the period of June through December, when we are building our natural gas liquids inventories in anticipation of the butane blending and propane heating seasons. Our working capital borrowing needs generally decline during the period of January through March, when the cash inflows from our Liquids Logistics segment are the greatest. In addition, our working capital borrowing needs vary with changes in commodity prices. A significant increase in commodity prices could drive up our working capital demands and limit our ability to continue to delever our balance sheet and restrict our financial flexibility. To protect our liquidity and leverage, we have in the past and may in the future enter into economic hedges that mitigate this exposure when we are building inventory. There were no open hedge positions as of June 30, 2025.

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

Total commitments under the ABL Facility are $475.0 million, subject to a borrowing base, and includes a sub-limit for letters of credit of $200.0 million. At June 30, 2025, $37.0 million was outstanding under the ABL Facility, letters of credit outstanding were $51.8 million and we had a borrowing base of $313.6 million. The ABL Facility is scheduled to mature at the earliest of (a) February 2, 2029 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, subject to certain exceptions.

For additional information related to the ABL Facility, see Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

As of June 30, 2025, our current assets exceeded our current liabilities by approximately $116.8 million.

Long-Term Financing

We expect to fund our long-term financing requirements by issuing long-term notes, common units and/or preferred units, loans from financial institutions, asset securitizations or asset sales.

Senior Secured Notes

On February 2, 2024, we closed on our private offering of $900.0 million of 8.125% senior secured notes due 2029 (“2029 Senior Secured Notes”) that mature on February 15, 2029 and $1.3 billion of 8.375% senior secured notes due 2032 (“2032 Senior Secured Notes”) that mature on February 15, 2032. Interest on the 2029 Senior Secured Notes and 2032 Senior Secured Notes is payable on February 15, May 15, August 15 and November 15 of each year.

Repurchases

During the three months ended June 30, 2025, we repurchased $19.0 million of the 2032 Senior Secured Notes at a total cash cost of $17.3 million (excluding payments of accrued interest).

Term Loan B

On February 2, 2024, we entered into a new seven-year $700.0 million Term Loan B. The Term Loan B matures on February 2, 2031 and will amortize in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount, with the balance payable on maturity. The amount outstanding at June 30, 2025 is $691.3 million.

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

	Capital Expenditures
	Expansion	Maintenance	Other (1)
	(in thousands)
Three Months Ended June 30,
2025	$9,953	$11,099	$—
2024	$54,677	$22,804	$50

(1)    Amount for the three months ended June 30, 2024 is related to a transaction classified as an acquisition of assets in a prior period.

There were no acquisitions or other investments during the three months ended June 30, 2025 or 2024.

Capital expenditures for the fiscal year ending March 31, 2026 are expected to be approximately $105 million.

Distributions Declared

On June 18, 2025, the board of directors of our GP declared a cash distribution for the quarter ended June 30, 2025 to the holders of the Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”), the Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) and the 9.00% Class D Preferred Units (“Class D Preferred Units”). The total distribution of $26.2 million was made on July 15, 2025 to the holders of record at the close of trading on July 1, 2025.

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

Sources (Uses) of Cash

The following table summarizes the sources (uses) of cash and cash equivalents for the periods indicated related to continuing operations (see the footnotes to our unaudited condensed consolidated financial statements included in this Quarterly Report for the footnotes referenced in the table):

	Cash Flow	Three Months Ended June 30,
	Category	2025	2024
		(in thousands)
Sources of cash and cash equivalents:
Net cash provided by operating activities-continuing operations	Operating	$17,256	$—
Proceeds from divestitures of businesses and investments, net (see Note 15)	Investing	87,243	69,320
Proceeds from sales of assets (see Note 15)	Investing	61,120	15,879
Net settlements of derivatives (see Note 9)	Investing	5,116	228
Net proceeds from borrowings under ABL Facility (see Note 6)	Financing	—	169,000
Proceeds from borrowings on other long-term debt (see Note 6)	Financing	—	6,360

Uses of cash and cash equivalents:
Net cash used in operating activities-continuing operations	Operating	—	(48,355)
Class D preferred unit repurchases (see Note 8)	Financing	(100,010)	—
Net payments on borrowings under ABL Facility (see Note 6)	Financing	(72,000)	—
Distributions to preferred unitholders (see Note 8)	Financing	(31,536)	(218,091)
Capital expenditures (see Note 10)	Investing	(22,129)	(59,923)
Repayment and repurchase of senior secured notes (see Note 6)	Financing	(17,274)	—
Payments on Term Loan B (see Note 6)	Financing	(1,750)	(1,750)

Other sources / (uses) – net	Investing and Financing	(9,987)	1,595
Net decrease in cash and cash equivalents-continuing operations		$(83,951)	$(65,737)

Operating Activities-Continuing Operations. The increase in net cash provided by operating activities during the three months ended June 30, 2025 was due primarily to higher earnings from operations as well as fluctuations in working capital, particularly accounts receivable and accounts payable, due to lower crude oil volumes and lower crude oil prices, lower purchases and sales of natural gas liquids due to the Wholesale Propane Disposition and the timing of invoices and payments on construction projects as well as fluctuations in inventory due to building our natural gas liquids inventories in anticipation of the butane blending and heating seasons. Also, on June 13, 2024, we paid LCT Capital, LLC (“LCT”) $63.3 million related to the legal judgment against us, of which $27.2 million represented interest and $0.1 million of costs awarded to LCT.

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

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the prime rate or a secured overnight financing rate (“SOFR”) plus an applicable margin. At June 30, 2025, $37.0 million was outstanding under the ABL Facility at a weighted average interest rate of 8.10%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of less than $0.1 million, based on borrowings outstanding at June 30, 2025.

The Term Loan B is variable-rate debt with interest rates that are generally indexed to SOFR plus an applicable margin. At June 30, 2025, $691.3 million was outstanding under the Term Loan B with an interest rate of SOFR of 4.33% plus a margin of 3.75%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $0.9 million, based on borrowings outstanding at June 30, 2025.

Interest Rate Swaps

In March and April 2024, we entered into interest rate swaps totaling $400.0 million to reduce the variability of cash outflows associated with our floating-rate, SOFR-based borrowings, including borrowings on the Term Loan B. In September 2024, for the $200.0 million interest rate swap entered into in April 2024, we entered into a transaction to extend the original maturity date and to blend the existing swap rate (see Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). An increase of 10% in the value of the underlying interest rate swaps would result in a net change in the fair value of our interest rate swaps of $0.3 million at June 30, 2025.

Preferred Unit Distributions

The current distribution rate for the Class B Preferred Units is a floating rate of the three-month CME Term SOFR plus a tenor spread adjustment plus a spread of 7.213% (see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). A change in interest rates of 0.125% would result in an increase or decrease of our Class B Preferred Unit distribution of $0.1 million, based on the Class B Preferred Units outstanding at June 30, 2025.

The current distribution rate for the Class C Preferred Units is a floating rate of the three-month CME Term SOFR plus a spread of 7.384% (see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). A change in interest rates of 0.125% would result in an increase or decrease of our Class C Preferred Unit distribution of less than $0.1 million, based on the Class C Preferred Units outstanding at June 30, 2025.

The current distribution rate for the Class D Preferred Units is a floating rate of the three-month CME Term SOFR plus a spread of 7.00% (see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). A change in interest rates of 0.125% would result in an increase or decrease of our Class D Preferred Unit distribution of $0.2 million, based on the Class D Preferred Units outstanding at June 30, 2025.

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

We engage in various types of forward contracts and financial derivative transactions to reduce the effect of price volatility on our product costs, to protect the value of our inventory positions, and to help ensure the availability of product during periods of short supply. We attempt to balance our contractual portfolio by purchasing volumes when we have a matching purchase commitment from our commercial, retail and industrial customers. We may experience net unbalanced positions from time to time. In addition to our ongoing policy to maintain a balanced position, for accounting purposes we are required, on an ongoing basis, to track and report the market value of our derivative portfolio.

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

The following table summarizes the hypothetical impact on the June 30, 2025 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity.

Increase (Decrease) To Fair Value
(in thousands)
Crude oil (Water Solutions segment)	$(182)
Crude oil (Crude Oil Logistics segment)	$(1,076)
Propane (Liquids Logistics segment)	$(102)
Butane (Liquids Logistics segment)	$(3,513)
Other (Liquids Logistics segment)	$(27)

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

At June 30, 2025, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

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

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our GP, of the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2025. Based on this evaluation, the principal executive officer and principal financial officer of our GP have concluded that as of June 30, 2025, such disclosure controls and procedures were effective.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On June 5, 2024, the board of directors of our GP authorized a common unit repurchase program, under which we may repurchase up to $50.0 million of our outstanding common units from time to time in the open market, including pursuant to a repurchase plan administrated in accordance with Rule 10b5-1 under the Exchange Act, or in other privately negotiated transactions. This program does not have a fixed expiration date. The common unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of our common units.

The following table summarizes the repurchase of common units during the three months ended June 30, 2025:

			Total Number of
			Common Units	Approximate Dollar Value
	Total Number of	Average Price	Purchased as Part	of Common Units
	Common Units	Paid Per	of Publicly Announced	that May Yet be Purchased
Period	Purchased	Common Unit	Program	under the Program
April 1-30, 2025	—	$—	—	$47,873,555
May 1-31, 2025	—	$—	—	$47,873,555
June 1-30, 2025	1,873,838	$4.2323	1,873,838	$39,805,988
Total	1,873,838		1,873,838

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

During the three months ended June 30, 2025, no director or officer of the Partnership adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Exhibit Number	Description
4.1
Second Supplemental Indenture, dated as of May 21, 2025, among NGL Crude Assets and Marketing, LLC, NGL Energy Operating LLC, NGL Energy Finance Corp., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.16 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2025 filed with the SEC on May 29, 2025)

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

*    Exhibits filed with this report.
**    The following documents are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2025 and March 31, 2025, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2025 and 2024, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2025 and 2024, (iv) Unaudited Condensed Consolidated Statements of Changes in Equity for the three months ended June 30, 2025 and 2024, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2025 and 2024, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NGL Energy Partners LP

	By:	NGL Energy Holdings LLC, its general partner

Date: August 7, 2025		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: August 7, 2025		By:	/s/ Bradley P. Cooper
Bradley P. Cooper
Chief Financial Officer