Form 10-Q
period 2025-09-30
NGL Energy Partners LP
filed 2025-11-04
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

At October 31, 2025, there were 125,722,503 common units issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in Thousands, except unit amounts)

	September 30, 2025	March 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,659	$5,649
Accounts receivable, net of allowance for expected credit losses of $1,255 and $3,689, respectively	558,368	579,468
Accounts receivable-affiliates	237	730
Inventories	118,003	69,916
Prepaid expenses and other current assets	32,483	63,651
Assets held for sale	—	175,207
Assets of discontinued operations	146	67,432
Total current assets	717,896	962,053
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $1,185,359 and $1,104,582, respectively	2,034,103	2,066,847
GOODWILL	599,348	599,348
INTANGIBLE ASSETS, net of accumulated amortization of $367,383 and $340,334, respectively	824,515	851,347
OPERATING LEASE RIGHT-OF-USE ASSETS	110,229	109,870
OTHER NONCURRENT ASSETS	15,494	19,975
Total assets	$4,301,585	$4,609,440
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$391,290	$461,980
Accounts payable-affiliates	1	102
Accrued expenses and other payables	126,614	135,233
Advance payments received from customers	14,178	10,347
Current maturities of long-term debt	8,880	8,805
Operating lease obligations	29,251	27,911
Liabilities held for sale	—	42,103
Liabilities of discontinued operations	40	52,749
Total current liabilities	570,254	739,230
LONG-TERM DEBT, net of debt issuance costs of $39,645 and $43,144, respectively, and current maturities	2,903,746	2,961,703
OPERATING LEASE OBLIGATIONS	84,942	85,240
OTHER NONCURRENT LIABILITIES	131,487	125,897
COMMITMENTS AND CONTINGENCIES (NOTE 7)

CLASS D 9.00% PREFERRED UNITS, 530,000 and 600,000 preferred units issued and outstanding, respectively	486,843	551,097
REDEEMABLE NONCONTROLLING INTERESTS	488	424

EQUITY:
General partner, representing a 0.1% interest, 125,848 and 132,145 notional units, respectively	(52,905)	(52,913)
Limited partners, representing a 99.9% interest, 125,722,503 and 132,012,766 common units issued and outstanding, respectively	(190,881)	(170,275)
Class B preferred limited partners, 12,585,642 and 12,585,642 preferred units issued and outstanding, respectively	305,468	305,468
Class C preferred limited partners, 1,800,000 and 1,800,000 preferred units issued and outstanding, respectively	42,891	42,891
Accumulated other comprehensive income	—	9
Noncontrolling interests	19,252	20,669
Total equity	123,825	145,849
Total liabilities and equity	$4,301,585	$4,609,440
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
REVENUES:
Product	$484,255	$575,014	$920,673	$1,164,888
Service and other	190,422	181,458	376,160	350,818
Total Revenues	674,677	756,472	1,296,833	1,515,706
COST OF SALES:
Product	415,554	503,854	793,018	1,024,010
Service and other	5,466	19,061	10,814	38,210
Total Cost of Sales	421,020	522,915	803,832	1,062,220
OPERATING COSTS AND EXPENSES:
Operating	74,089	76,565	144,857	147,953
General and administrative	14,729	12,117	28,469	27,081
Depreciation and amortization	63,994	61,875	130,579	124,039
Loss (gain) on disposal or impairment of assets, net	6,594	1,509	(2,605)	(9,157)
Operating Income	94,251	81,491	191,701	163,570
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	1,522	201	1,822
Interest expense	(64,708)	(77,180)	(130,253)	(146,919)
Gain on early extinguishment of liabilities, net	—	—	1,492	—
Other income (expense), net	208	1,834	(3,307)	1,998
Income From Continuing Operations Before Income Taxes	29,751	7,667	59,834	20,471
INCOME TAX BENEFIT (EXPENSE)	61	(174)	243	4,625
Income From Continuing Operations	29,812	7,493	60,077	25,096
Income (Loss) From Discontinued Operations, net of Tax	9	(4,102)	39,388	(11,230)
Net Income	29,821	3,391	99,465	13,866
LESS: NET INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO NONREDEEMABLE NONCONTROLLING INTERESTS	(490)	(932)	(1,195)	(1,724)
LESS: NET INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS	(47)	(5)	(64)	(5)
NET INCOME ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$29,284	$2,454	$98,206	$12,137

NET INCOME (LOSS) FROM CONTINUING OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$3,137	$(24,172)	$(30,887)	$(36,163)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	9	(4,098)	39,349	(11,219)
NET INCOME (LOSS) ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$3,146	$(28,270)	$8,462	$(47,382)
BASIC AND DILUTED INCOME (LOSS) PER COMMON UNIT
Income (Loss) From Continuing Operations	$0.02	$(0.18)	$(0.24)	$(0.27)
(Loss) Income From Discontinued Operations, net of Tax	$—	$(0.03)	$0.30	$(0.08)
Net Income (Loss)	$0.02	$(0.21)	$0.07	$(0.36)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	127,309,332	132,274,669	129,516,312	132,393,067

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in Thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net income	$29,821	$3,391	$99,465	$13,866
Other comprehensive income (loss)	—	424	(9)	400
Comprehensive income	$29,821	$3,815	$99,456	$14,266

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Six Months Ended September 30, 2025
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common
	General Partner	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCE AT MARCH 31, 2025	$(52,913)	14,385,642	$348,359	132,012,766	$(170,275)	$9	$20,669	$145,849
Contributions from noncontrolling interest owners	—	—	—	—	—	—	621	621
Distributions to preferred unitholders (Note 8)	—	—	—	—	(27,844)	—	—	(27,844)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(1,977)	(1,977)
Disposition of noncontrolling interest	—	—	—	—	—	—	11	11
Common unit repurchases and cancellations (Note 8)	—	—	—	(1,873,838)	(8,068)	—	—	(8,068)
Class D preferred units redemption - amount paid in excess of carrying value (Note 8)	—	—	—	—	(35,756)	—	—	(35,756)
Net income	6	—	—	—	68,916	—	705	69,627
Other comprehensive loss	—	—	—	—	—	(9)	—	(9)
BALANCE AT JUNE 30, 2025	(52,907)	14,385,642	348,359	130,138,928	(173,027)	—	20,029	142,454
Contributions from noncontrolling interest owners	—	—	—	—	—	—	118	118
Distributions to preferred unitholders (Note 8)	—	—	—	—	(26,136)	—	—	(26,136)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(1,385)	(1,385)
Common unit repurchases and cancellations (Note 8)	—	—	—	(4,416,425)	(21,000)	—	—	(21,000)
Net income	2	—	—	—	29,282	—	490	29,774
BALANCE AT SEPTEMBER 30, 2025	$(52,905)	14,385,642	$348,359	125,722,503	$(190,881)	$—	$19,252	$123,825

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Six Months Ended September 30, 2024
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common
	General Partner	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCE AT MARCH 31, 2024	$(52,834)	14,385,642	$348,359	132,512,766	$134,807	$(499)	$18,237	$448,070
Contributions from noncontrolling interest owners	—	—	—	—	—	—	1,619	1,619
Distributions to preferred unitholders	—	—	—	—	(245,604)	—	—	(245,604)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(543)	(543)
Net (loss) income	(19)	—	—	—	9,702	—	792	10,475
Other comprehensive loss	—	—	—	—	—	(24)	—	(24)
BALANCE AT JUNE 30, 2024	(52,853)	14,385,642	348,359	132,512,766	(101,095)	(523)	20,105	213,993
Distributions to preferred unitholders	—	—	—	—	(30,752)	—	—	(30,752)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(930)	(930)
Sale of interest in saltwater disposal assets	—	—	—	—	(221)	—	1,561	1,340
Common unit repurchases and cancellations	—	—	—	(500,000)	(2,126)	—	—	(2,126)
Net (loss) income	(28)	—	—	—	2,482	—	932	3,386
Other comprehensive income	—	—	—	—	—	424	—	424
BALANCE AT SEPTEMBER 30, 2024	$(52,881)	14,385,642	$348,359	132,012,766	$(131,712)	$(99)	$21,668	$185,335

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in Thousands)

	Six Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES:
Net income	$99,465	$13,866
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations, net of tax	(39,388)	11,230
Depreciation and amortization, including amortization of debt issuance costs	136,955	129,974
Gain on early extinguishment or revaluation of liabilities, net	(1,492)	—
Gain on disposal or impairment of assets, net	(2,605)	(9,157)
Change in provision for expected credit losses	34	1,409
Net adjustments to fair value of derivatives	(10,245)	3,016
Equity in earnings of unconsolidated entities	(201)	(1,822)
Distributions of earnings from unconsolidated entities	108	1,853
Lower of cost or net realizable value adjustments	2,519	627
Other	1,677	1,938
Changes in operating assets and liabilities:
Accounts receivable and affiliates	15,478	65,126
Inventories	(52,749)	(81,826)
Other current and noncurrent assets	20,787	160
Accounts payable and affiliates	(71,139)	(97,911)
Other current and noncurrent liabilities	(41,044)	(73,698)
Net cash provided by (used in) operating activities-continuing operations	58,160	(35,215)
Net cash provided by operating activities-discontinued operations	15,493	23,874
Net cash provided by (used in) operating activities	73,653	(11,341)
INVESTING ACTIVITIES:
Capital expenditures	(53,066)	(149,545)
Net settlements of derivatives	3,847	4,516
Proceeds from sales of assets	72,529	18,556
Proceeds from divestitures of businesses and investments, net	88,639	68,500
Investments in unconsolidated entities	—	(106)
Distributions of capital from unconsolidated entities	—	243
Net cash provided by (used in) investing activities-continuing operations	111,949	(57,836)
Net cash provided by investing activities-discontinued operations	67,709	8,229
Net cash provided by (used in) investing activities	179,658	(49,607)
FINANCING ACTIVITIES:
Proceeds from borrowings under ABL Facility	414,000	837,000
Payments on ABL Facility	(452,000)	(563,000)
Payments on Term Loan B	(3,500)	(3,500)
Repayment and repurchase of senior secured notes	(17,274)	—
Proceeds from borrowings on other long-term debt	—	6,360
Payments on other long-term debt	(881)	(204)
Debt issuance costs	(1,222)	(2,480)
Contributions from noncontrolling interest owners	739	1,793
Distributions to preferred unitholders	(57,689)	(245,604)
Distributions to noncontrolling interest owners	(3,362)	(1,473)
Class D preferred unit repurchases	(100,010)	—
Common unit repurchases and cancellations	(29,068)	(2,126)
Payments to settle contingent consideration liabilities	(103)	(481)
Net settlements of derivatives	499	258
Principal payments of finance leases	(430)	(9)
Net cash (used in) provided by financing activities	(250,301)	26,534
Net increase (decrease) in cash and cash equivalents	3,010	(34,414)
Cash and cash equivalents, beginning of period	5,649	38,909
Cash and cash equivalents, end of period	$8,659	$4,495
Supplemental cash flow information:
Cash interest paid	$124,214	$166,534
Income taxes paid (net of income tax refunds)	$2,234	$5,240
Supplemental non-cash investing and financing activities:
Distributions declared but not paid to preferred unitholders	$26,136	$30,752
Accrued capital expenditures	$25,264	$28,891
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Organization and Operations

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware master limited partnership. NGL Energy Holdings LLC serves as our general partner (“GP”). At September 30, 2025, our operations included three segments:

•Our Water Solutions segment transports, treats, recycles and disposes of produced and flowback water generated from crude oil and natural gas production. We also sell produced water for reuse and recycle to our producer customers to be used in their crude oil exploration and production activities. As part of processing water, we aggregate and sell recovered crude oil, also known as skim oil. We also dispose of solids such as tank bottoms, drilling fluids and drilling muds and perform other ancillary services such as truck washouts. Our activities in this segment are underpinned by long-term, fixed fee contracts and acreage dedications, some of which contain minimum volume commitments with leading oil and gas companies including large, investment grade producer customers.
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

The sale of our refined products business and winding down of our biodiesel business represent a strategic shift in our operations and will have a significant effect on our operations and financial results going forward. Accordingly, the results of operations and cash flows for our refined products and biodiesel businesses within our Liquids Logistics segment have been classified as discontinued operations for all periods presented and prior periods have been retrospectively adjusted in the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows. In addition, the assets and liabilities related to our refined products and biodiesel businesses were classified as either held for sale or discontinued operations within our September 30, 2025 and March 31, 2025 unaudited condensed consolidated balance sheets (see Note 16 for a further discussion).

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

Sale of Certain Railcars

As of March 31, 2025, we entered into definitive agreements with third-parties to sell certain railcars, which have been classified as held for sale within our March 31, 2025 unaudited condensed consolidated balance sheet (see Note 15 for a further discussion).

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

We have a corporate subsidiary with a deferred tax liability of $29.2 million and $29.9 million at September 30, 2025 and March 31, 2025, respectively, in connection with certain of our acquisitions, which is included within other noncurrent liabilities in our unaudited condensed consolidated balance sheets. The deferred tax liability is the tax effected cumulative temporary difference between the GAAP basis and tax basis of the acquired assets within the corporation. For GAAP purposes, certain of the acquired assets will be depreciated and amortized over time which will lower the GAAP basis. The deferred tax benefit recorded during the six months ended September 30, 2025 for the corporate subsidiary was $0.7 million with an effective tax rate of 21.0%. The deferred tax benefit recorded during the six months ended September 30, 2024 for the corporate subsidiaries was $6.1 million with an effective tax rate of 21.1%.

We evaluate uncertain tax positions for recognition and measurement in the unaudited condensed consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the unaudited condensed consolidated financial statements. We had no uncertain tax positions that required recognition in our unaudited condensed consolidated financial statements at September 30, 2025 or March 31, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“Act”) was signed into law by the President of the United States. The Act makes permanent many provisions of the expiring Tax Cuts and Jobs Act of 2017, and enacts new tax laws effective primarily in 2025 or 2026. The new legislation permanently reinstates 100% bonus depreciation for qualifying property acquired after January 19, 2025, and permanently extends the 20% deduction for qualified business income. The new legislation also makes permanent the modified calculation of adjusted taxable income that corresponds with earnings before interest, taxes depreciation, and amortization (EBITDA) for the purpose of calculating the deduction limits for net business interest expense. This change applies to taxable years beginning after December 31, 2024. The provisions of the Act did not have a material impact to our financial statements.

Inventories

Our inventories are valued at the lower of cost or net realizable value, with cost determined using the weighted-average cost method, including the cost of transportation and storage, and with net realizable value defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. In performing this analysis, we consider fixed-price forward commitments.

Inventories consist of the following at the dates indicated:

	September 30, 2025	March 31, 2025
	(in thousands)
Butane	$52,856	$22,674
Crude oil	44,538	23,962
Propane	14,137	11,847
Other	6,472	11,433
Total	$118,003	$69,916

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	September 30, 2025	March 31, 2025
	(in thousands)
Linefill (1)	$5,240	$5,240
Loan receivable (2)	—	3,089
Other	10,254	11,646
Total	$15,494	$19,975

(1)    Represents minimum volumes of product we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At September 30, 2025 and March 31, 2025, linefill consisted of 95,877 and 90,881 barrels of crude oil, respectively. Linefill held in pipelines we own is included within property, plant and equipment (see Note 4).
(2)    Represents the noncurrent portion of loan receivables, net of allowances for expected credit losses, primarily related to the sale of certain saltwater disposal assets. At September 30, 2025 and March 31, 2025, the loan receivable balance (which includes interest receivable) was $3.6 million and $6.1 million, respectively, of which $3.6 million and $3.0 million, respectively, are recorded within prepaid expenses and other current assets in our unaudited condensed consolidated balance sheets.

Amounts in the table above do not include assets classified as either held for sale or discontinued operations within our March 31, 2025 consolidated balance sheet (see Note 16).

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	September 30, 2025	March 31, 2025
	(in thousands)
Distributions payable	$26,136	$29,845
Accrued interest	24,761	25,308
Accrued compensation and benefits	21,400	45,081
Excise and other tax liabilities	15,364	13,100
Derivative liabilities	1,848	6,427
Other	37,105	15,472
Total	$126,614	$135,233

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

The following table summarizes the balances related to the VIEs that are consolidated in our unaudited condensed consolidated balance sheets at the dates indicated (excluding intercompany eliminations at the time of consolidation) as well as our equity in the VIEs:

	September 30, 2025	March 31, 2025
	(in thousands)
Cash and cash equivalents	$101	$14
Accounts receivable-affiliates	237	135
Prepaid expenses and other current assets	274	108
Property, plant and equipment, net	15,757	15,984
Accounts payable	(77)	(24)
Accrued expenses and other payables	(169)	(190)
Current maturities of long-term debt	(1,880)	(1,805)
Long-term debt, net	(8,865)	(9,818)
Redeemable noncontrolling interests	(488)	(424)
Partnership's equity in VIEs	$4,890	$3,980

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

Redeemable noncontrolling interests at March 31, 2025	$424
Net income from continuing operations attributable to redeemable noncontrolling interests	64
Redeemable noncontrolling interests at September 30, 2025	$488

Contingent Consideration Liabilities

The following table summarizes changes in our contingent consideration liabilities (in thousands):

Contingent consideration liabilities at March 31, 2025 (1)	$15,797
Liabilities settled	(1,137)
Contingent consideration liabilities at September 30, 2025 (2)	$14,660

(1)    Includes $2.0 million which is recorded within accrued expenses and other payables and $13.8 million which is recorded within other noncurrent liabilities in our March 31, 2025 consolidated balance sheet.
(2)    Includes $2.0 million which is recorded within accrued expenses and other payables and $12.7 million which is recorded within other noncurrent liabilities in our September 30, 2025 unaudited condensed consolidated balance sheet.

Reclassifications

In addition to the reclassifications related to assets and liabilities held for sale and discontinued operations discussed in Note 1, we have reclassified certain prior period financial statement information to be consistent with the classification methods

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
used in the current fiscal year. For the three months and six months ended September 30, 2024, the income statement was revised to present revenues and cost of sales by product and service and other, compared to presenting revenues and cost of sales by segment in the September 30, 2024 Quarterly Report on Form 10-Q (“September 30, 2024 Quarterly Report”). Also, for the three months and six months ended September 30, 2024, the elimination of intersegment sales is included in “Corporate and Other” as discussed in Note 10. These reclassifications did not impact previously reported amounts of assets, liabilities, equity, net income or cash flows.

It was determined that $7.3 million was incorrectly presented as Cost of Sales - Service and other instead of Cost of Sales - Product in the unaudited condensed consolidated statement of operations for the three months ended June 30, 2025. This amount has been properly presented as Cost of Sales - Product in the unaudited condensed consolidated statement of operations for the six months ended September 30, 2025. As the amount is not considered material, it will be corrected when we present the unaudited condensed consolidated statement of operations for the three months ended June 30, 2025 in our June 30, 2026 Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-20 to provide a practical expedient for all entities when estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU is effective for fiscal years beginning after December 15, 2025 (which is the Partnership’s fiscal year beginning April 1, 2026), and for interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively. We adopted this ASU beginning with this Quarterly Report. The adoption of this ASU did not impact our financial statements.

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

Note 3—Income (Loss) Per Common Unit

The following table presents our calculation of basic and diluted weighted average common units outstanding for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Weighted average common units outstanding during the period:
Common units - Basic	127,309,332	132,274,669	129,516,312	132,393,067
Common units - Diluted	127,309,332	132,274,669	129,516,312	132,393,067

For the three months and six months ended September 30, 2025 and 2024, respectively, all potential common units or convertible units were considered antidilutive.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Our income (loss) per common unit is as follows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except per unit amounts)
Income from continuing operations	$29,812	$7,493	$60,077	$25,096
Less: Net income from continuing operations attributable to nonredeemable noncontrolling interests	(490)	(932)	(1,195)	(1,724)
Less: Net income from continuing operations attributable to redeemable noncontrolling interests	(47)	(5)	(64)	(5)
Net income from continuing operations attributable to NGL Energy Partners LP	29,275	6,556	58,818	23,367
Less: Distributions to preferred unitholders (1)	(26,136)	(30,752)	(89,736)	(59,566)
Less: Net (income) loss from continuing operations allocated to the GP (2)	(2)	24	31	36
Net income (loss) from continuing operations allocated to common unitholders	$3,137	$(24,172)	$(30,887)	$(36,163)

Income (loss) from discontinued operations, net of tax	$9	$(4,102)	39,388	$(11,230)
Less: Net loss (income) from discontinued operations allocated to the GP (2)	—	4	(39)	11
Net income (loss) from discontinued operations allocated to common unitholders	$9	$(4,098)	$39,349	$(11,219)

Net income (loss) allocated to common unitholders	$3,146	$(28,270)	$8,462	$(47,382)
Basic and diluted income (loss) per common unit
Income (loss) from continuing operations	$0.02	$(0.18)	$(0.24)	$(0.27)
(Loss) income from discontinued operations, net of tax	$—	$(0.03)	$0.30	$(0.08)
Net income (loss)	$0.02	$(0.21)	$0.07	$(0.36)
Basic and diluted weighted average common units outstanding	127,309,332	132,274,669	129,516,312	132,393,067

(1)    Includes distributions earned and declared for the three months and six months ended September 30, 2025 and 2024 and the excess of the Class D Preferred Units (as defined herein) repurchase price over the carrying value of the units, as discussed further in Note 8.
(2)    Net (income) loss allocated to the GP includes distributions to which it is entitled as the holder of incentive distribution rights.

Note 4—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

Description	Estimated Useful Lives			September 30, 2025	March 31, 2025
	(in years)			(in thousands)
Water treatment facilities and equipment (1)	3	-	30	$2,266,185	$2,240,919
Pipeline and related facilities	30	-	40	266,324	266,324
Crude oil tanks and related equipment	2	-	30	230,784	230,174
Buildings and leasehold improvements	3	-	40	124,562	124,388
Natural gas liquids terminal and storage assets	2	-	30	100,137	99,805
Land				64,603	64,733
Tank bottoms and linefill (2)				31,555	30,623
Information technology equipment	3	-	7	30,970	31,319
Vehicles and railcars (3)	3	-	25	22,763	33,629
Other	3	-	20	19,269	19,161
Construction in progress				62,310	30,354
Gross property, plant and equipment				3,219,462	3,171,429
Accumulated depreciation				(1,185,359)	(1,104,582)
Net property, plant and equipment				$2,034,103	$2,066,847

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(1)    Includes finance lease right-of-use assets of $5.8 million at September 30, 2025. Accumulated amortization related to these finance leases is included within accumulated depreciation.
(2)    Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. Linefill, which represents our portion of the product volume required for the operation of the proportionate share of a pipeline we own, is recorded at historical cost.
(3)    Includes finance lease right-of-use assets of $0.1 million and $0.1 million at September 30, 2025 and March 31, 2025, respectively. Accumulated amortization related to these finance leases is included within accumulated depreciation.

Amounts in the table above do not include assets classified as either held for sale or discontinued operations within our March 31, 2025 consolidated balance sheet (see Note 16).

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Depreciation expense	$50,699	$48,021	$104,116	$95,940
Capitalized interest expense	$146	$963	$230	$1,506

We record (gains) losses from the sales of property, plant and equipment and any write-downs in value due to impairment within loss (gain) on disposal or impairment of assets, net in our unaudited condensed consolidated statements of operations. The following table summarizes (gains) losses on the disposal or impairment of property, plant and equipment by segment for the periods indicated:

	Three Months Ended September 30, 2025	Six Months Ended September 30, 2025
	(in thousands)
Water Solutions (1)	$6,377	$7,871
Crude Oil Logistics (2)	(10)	(13)
Liquids Logistics (3)	—	(13)
Corporate and Other	(1)	(2)
Total	$6,366	$7,843

(1)    Amount does not include the net loss recognized on the sale of certain investments in unconsolidated entities and related assets during the three months and six months ended September 30, 2025 discussed in Note 15.
(2)    Amount does not include the gain recognized on the sale of certain railcars during the three months and six months ended September 30, 2025 discussed in Note 15.
(3)    Amount does not include the net gains recognized on the Wholesale Propane Disposition and the sale of our refined products business during the three months and six months ended September 30, 2025 discussed in Note 15.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Note 5—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

		September 30, 2025			March 31, 2025
Description	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)	(in thousands)
Customer relationships	17.6	$857,903	$(284,776)	$573,127	$857,903	$(264,675)	$593,228
Customer commitments	18.8	192,000	(48,000)	144,000	192,000	(44,160)	147,840
Rights-of-way and easements	28.2	100,167	(23,441)	76,726	99,964	(21,645)	78,319
Debt issuance costs (1)	3.4	22,323	(7,029)	15,294	21,841	(4,748)	17,093
Executory contracts and other agreements	23.0	19,505	(4,137)	15,368	19,973	(5,106)	14,867
Total		$1,191,898	$(367,383)	$824,515	$1,191,681	$(340,334)	$851,347

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

Amortization expense is as follows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
Recorded In	2025	2024	2025	2024
	(in thousands)
Depreciation and amortization	$13,295	$13,854	$26,463	$28,099
Cost of sales - product	—	37	—	37
Interest expense	1,146	990	2,281	1,936
Operating expenses	61	61	123	123
Total	$14,502	$14,942	$28,867	$30,195

Amounts in the table above do not include amortization expense related to our refined products and biodiesel businesses, as these amounts have been classified within discontinued operations within our unaudited condensed consolidated statements of operations (see Note 16).

The following table summarizes expected amortization of our intangible assets at September 30, 2025 (in thousands):

Year Ending March 31,
2026 (six months)	$28,663
2027	56,879
2028	54,552
2029	51,708
2030	44,337
2031	43,608
Thereafter	544,768
Total	$824,515

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Note 6—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	September 30, 2025			March 31, 2025
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Asset-based revolving credit facility (“ABL Facility”)	$71,000		$71,000	$109,000		$109,000
Senior secured term loan "B" credit facility (“Term Loan B”)	689,500	$(15,719)	673,781	693,000	$(16,479)	676,521
Senior secured notes:
8.125% Notes due 2029 (“2029 Senior Secured Notes”)	900,000	(8,900)	891,100	900,000	(10,219)	889,781
8.375% Notes due 2032 (“2032 Senior Secured Notes”)	1,281,000	(14,999)	1,266,001	1,300,000	(16,416)	1,283,584
Other long-term debt	10,771	(27)	10,744	11,652	(30)	11,622
Total long-term debt	2,952,271	(39,645)	2,912,626	3,013,652	(43,144)	2,970,508
Less: Current maturities	8,880	—	8,880	8,805	—	8,805
Long-term debt	$2,943,391	$(39,645)	$2,903,746	$3,004,847	$(43,144)	$2,961,703

(1)    Debt issuance costs related to the ABL Facility are reported within intangible assets, rather than as a reduction of the carrying amount of long-term debt. The unamortized debt issuance costs for the Term Loan B include a $4.0 million discount.

ABL Facility

Total commitments under the ABL Facility are $475.0 million, which we reduced from $550.0 million effective June 12, 2025. The ABL Facility includes a $200.0 million sub-limit for letters of credit. Availability under the ABL Facility is subject to a borrowing base that is determined by calculating the amount equal to the sum of our eligible cash, outstanding accounts receivable balances with investment and non-investment grade counterparties, certain inventory, including inventory on railcars and unsettled derivative contracts. These amounts are subject to certain percentage and dollar amount caps, as described within the ABL Facility. The borrowing base is calculated monthly pursuant to a borrowing base certificate we deliver to the administrative agent. Availability under the ABL Facility is based on the lower of the current borrowing base and the total commitments, less borrowings and outstanding letters of credit. At September 30, 2025, $71.0 million was outstanding under the ABL Facility, letters of credit outstanding were $53.6 million, and we had a borrowing base of $399.6 million. The ABL Facility is scheduled to mature at the earliest of (a) February 2, 2029 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, subject to certain exceptions.

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

At September 30, 2025, the borrowings under the ABL Facility had a weighted average interest rate of 8.12% calculated as a SOFR rate of 4.14% plus a margin of 3.10% for SOFR borrowings and the prime rate of 7.25% plus a margin of 2.00% on the alternate base borrowings. On September 30, 2025, the interest rate in effect on letters of credit was 2.75%.

The ABL Facility contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The ABL Facility contains, as the only financial covenant, a fixed charge coverage ratio that is tested based on the financial statements for the most recently ended

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
fiscal quarter upon the occurrence and during the continuation of a Cash Dominion Event (as defined in the ABL Facility). At September 30, 2025, no Cash Dominion Event had occurred.

Compliance

At September 30, 2025, we were in compliance with the covenants under the ABL Facility.

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

The Term Loan B bears interest at a SOFR-based rate or an alternate base rate, in each case plus an applicable margin. The applicable margins vary depending on our consolidated first lien net leverage ratio (as defined in the Term Loan Credit Agreement). On September 18, 2025, we amended the Term Loan B agreement to reduce the SOFR applicable margin range to 3.50% to 3.25% from 3.75% to 3.50% and to reduce the alternate base applicable margin range to 2.50% to 2.25% from 2.75% to 2.50%.

At September 30, 2025, the borrowings under the Term Loan B had an interest rate of SOFR of 4.16% plus a margin of 3.50%.

The Term Loan Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The Term Loan Credit Agreement requires that we maintain, on a quarterly basis, beginning with the quarter ended June 30, 2024, a debt service coverage rate (as defined in the Term Loan Credit Agreement) of no less than 1.1 to 1.0. At September 30, 2025, our debt service coverage rate was approximately 2.26 to 1.0.

The Term Loan Credit Agreement contains other customary terms, events of default and covenants.

Compliance

At September 30, 2025, we were in compliance with the covenants under Term Loan B.

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

Senior Secured Notes Repurchases

The following table summarizes repurchases of Senior Secured Notes for the six months ended September 30, 2025 (in thousands):

2032 Senior Secured Notes
Notes repurchased (1)	$19,000
Cash paid (excluding payments of accrued interest)	$17,274
Gain on early extinguishment of debt (2)	$1,492

(1)    We did not repurchase any notes during the three months ended September 30, 2025.
(2)    Gain on early extinguishment of debt for the 2032 Senior Secured Notes during the six months ended September 30, 2025 is inclusive of the write off of debt issuance costs of $0.2 million. The gain is reported within gain on early extinguishment of liabilities, net within our unaudited condensed consolidated statement of operations.

Compliance

At September 30, 2025, we were in compliance with the covenants under the Indenture.

Other Long-Term Debt

On June 24, 2024, we entered into an equipment loan for $6.4 million with American Bank and Trust Company which bears interest at a rate of 8.50% and is secured by an airplane. On September 24, 2024, we refinanced the loan and lowered the interest rate to 8.00%. We have an aggregate principal balance of $5.3 million at September 30, 2025. This loan matures on June 24, 2030.

On October 1, 2024, we entered into a second equipment loan for $6.4 million with American Bank and Trust Company which bears interest at a rate of 8.00% and is secured by an airplane. We have an aggregate principal balance of $5.5 million at September 30, 2025. This loan matures on September 24, 2030.

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at September 30, 2025:

Year Ending March 31,	ABL Facility	Term Loan B	Senior Secured Notes	Other Long-Term Debt	Total
	(in thousands)
2026 (six months)	$—	$3,500	$—	$924	$4,424
2027	—	7,000	—	1,957	8,957
2028	—	7,000	—	2,120	9,120
2029	71,000	7,000	900,000	2,300	980,300
2030	—	7,000	—	2,494	9,494
2031	—	658,000	—	976	658,976
Thereafter	—	—	1,281,000	—	1,281,000
Total	$71,000	$689,500	$2,181,000	$10,771	$2,952,271

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Amortization of Debt Issuance Costs

Amortization expense for debt issuance costs related to long-term debt was $2.0 million and $1.9 million during the three months ended September 30, 2025 and 2024, respectively, and $4.0 million and $3.8 million during the six months ended September 30, 2025 and 2024, respectively.

The following table summarizes expected amortization of debt issuance costs at September 30, 2025 (in thousands):

Year Ending March 31,
2026 (six months)	$4,003
2027	7,938
2028	7,938
2029	7,601
2030	5,299
2031	4,814
Thereafter	2,052
Total	$39,645

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

Environmental Matters

At September 30, 2025, we have an environmental liability, measured on an undiscounted basis, of $1.1 million, which is recorded within accrued expenses and other payables in our unaudited condensed consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our businesses, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our businesses.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes changes in our asset retirement obligations, which is reported within other noncurrent liabilities in our unaudited condensed consolidated balance sheets (in thousands):

Asset retirement obligations at March 31, 2025	$69,572
Liabilities incurred	6,172
Liabilities associated with disposed assets (1)	(402)
Liabilities settled	(4,628)
Accretion expense	2,541
Asset retirement obligations at September 30, 2025	$73,255

(1)    Relates to the sale of a certain saltwater disposal well within our Water Solutions segment.

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

At September 30, 2025, we had the following commodity purchase commitments:

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Purchase Commitments:
Year ending March 31,
2026 (six months)	$53,402	854	$18,547	24,453
2027	—	—	4,075	5,796
2028	—	—	1,042	1,512
Total	$53,402	854	$23,664	31,761

Index-Price Commodity Purchase Commitments:
Year ending March 31,
2026 (six months)	$1,179,505	20,371	$352,082	392,023
2027	198,053	4,687	9,008	9,960
2028	198,809	4,680	8,239	9,750
2029	30,540	1,820	—	—
2030	30,942	1,820	—	—
2031	33,243	557	—	—
Thereafter	122,150	2,045	—	—
Total	$1,793,242	35,980	$369,329	411,733

(1)    Our crude oil index-price purchase commitments exceed our crude oil index-price sales commitments (presented above) due primarily to our long-term purchase commitments for crude oil that we purchase and ship on the Grand Mesa Pipeline.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

At September 30, 2025, we had the following commodity sale commitments:

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Sale Commitments:
Year ending March 31,
2026 (six months)	$52,577	836	$50,163	50,759
2027	—	—	7,165	8,829
2028	—	—	639	875
2029	—	—	19	19
2030	—	—	19	19
Total	$52,577	836	$58,005	60,501

Index-Price Commodity Sale Commitments:
Year ending March 31,
2026 (six months)	$980,787	15,669	$323,421	279,899
2027	77,116	1,263	76,940	71,370
2028	77,604	1,266	—	—
2029	75,146	1,263	—	—
2030	73,638	1,263	—	—
Total	$1,284,291	20,724	$400,361	351,269

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

Other Commitments

We have noncancelable agreements for product storage, railcar spurs, capital projects and real estate. The following table summarizes future minimum payments under these agreements at September 30, 2025 (in thousands):

Year Ending March 31,
2026 (six months)	$3,139
2027	5,493
2028	4,647
2029	2,653
2030	1,660
2031	1,408
Thereafter	1,155
Total	$20,155

Note 8—Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% GP interest and a 99.9% limited partner interest, which consists of common units. Our GP has the right, but not the obligation, to contribute a proportionate amount of capital to the Partnership to maintain its 0.1% GP interest. Our GP is not required to guarantee or pay any of our debts and obligations. At September 30, 2025, we owned 8.69% of our GP.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
General Partner Equity

In connection with the repurchase of common units (see below for further discussion), we repurchased 1,876 notional units during the three months ended June 30, 2025 from our GP for less than $0.1 million. We repurchased 4,421 notional units during the three months ended September 30, 2025 from our GP for less than $0.1 million.

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

The following table summarizes our common unit repurchases during our current fiscal year:

	Total Number of	Average Price
	Common Units	Paid Per	Aggregate Purchase
Period	Repurchased	Common Unit	Price with Commissions
			(in thousands)
April 1, 2025 - June 30, 2025	1,873,838	$4.2854	$8,068
July 1, 2025 - September 30, 2025	4,416,425	$4.7349	$21,000

Since the inception of the program, we have repurchased 6,790,263 units for an aggregate price of $31.2 million, including commissions.

Class B Preferred Units

As of September 30, 2025, there were 12,585,642 of our Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) outstanding.

The current distribution rate for the Class B Preferred Units is the three-month CME Term SOFR interest rate, which is calculated and published by CME Group Benchmark Administration, Ltd., plus a spread of 7.213%. The Class B Preferred Units also have an additional tenor spread adjustment of 0.26161%, in accordance with the Adjustable Interest Rate (LIBOR) Act.

The following table summarizes the distributions declared on our Class B Preferred Units during the last three quarters:

			Three-Month	Distribution	Amount Paid to Class B
Date Declared	Record Date	Payment Date	SOFR	Rate	Preferred Unitholders
					(in thousands)
March 19, 2025	April 1, 2025	April 15, 2025	4.329%	0.7377	$9,284
June 18, 2025	July 1, 2025	July 15, 2025	4.298%	0.7358	$9,261
September 18, 2025	October 1, 2025	October 15, 2025	4.291%	0.7353	$9,255

The distribution amount paid on October 15, 2025 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at September 30, 2025.

Class C Preferred Units

As of September 30, 2025, there were 1,800,000 of our Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) outstanding.

The current distribution rate for the Class C Preferred Units is the three-month CME Term SOFR interest rate plus a spread of 7.384%.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes the distributions declared on our Class C Preferred Units during the last three quarters:

			Three-Month	Distribution	Amount Paid to Class C
Date Declared	Record Date	Payment Date	SOFR	Rate	Preferred Unitholders
					(in thousands)
March 19, 2025	April 1, 2025	April 15, 2025	4.329%	$0.7320	$1,318
June 18, 2025	July 1 2025	July 15, 2025	4.298%	$0.7301	$1,314
September 18, 2025	October 1, 2025	October 15, 2025	4.291%	$0.7297	$1,313

The distribution amount paid on October 15, 2025 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at September 30, 2025.

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

As of September 30, 2025, there were 530,000 preferred units (“Class D Preferred Units”) and warrant exercisable to purchase an aggregate of 2,125,000 common units outstanding.

The following table summarizes the outstanding warrants at September 30, 2025:

Issuance Date and Description	Number of Warrants	Exercise Price
October 31, 2019
Premium warrants	1,250,000	$16.28
Par warrants	875,000	$13.56

All outstanding warrants are currently exercisable and any unexercised warrants will expire on the tenth anniversary of the date of issuance. The warrants will not participate in cash distributions.

The holders of our Class D Preferred Units have elected, which they are allowed to do so from time to time, for the distributions to be calculated based on the three-month CME Term SOFR interest rate in accordance with our amended and restated limited partnership agreement plus a spread of 7.00%. Each variable rate election shall be effective for at least four quarters following such election. This variable rate election is effective until September 30, 2025. The distribution rate for the Class D Preferred Units is 11.291% for the quarter ended September 30, 2025.

The following table summarizes the distributions declared on our Class D Preferred Units during the last three quarters:

			Three-Month	Distribution	Amount Paid to Class D
Date Declared	Record Date	Payment Date	SOFR	Rate	Preferred Unitholders
					(in thousands)
March 19, 2025	April 1, 2025	April 15, 2025	4.329%	$32.07	$19,243
June 18, 2025	July 1, 2025	July 15, 2025	4.298%	$29.39	$15,578
September 18, 2025	October 1, 2025	October 15, 2025	4.291%	$29.37	$15,568

The distribution amount paid on October 15, 2025 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at September 30, 2025.

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

Derivatives

The following table summarizes, by level within the fair value hierarchy, the estimated fair values of our derivative assets and liabilities reported in our unaudited condensed consolidated balance sheets at the dates indicated:

	September 30, 2025		March 31, 2025
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$577	$(721)	$67	$(1,644)
Level 2 measurements	538	(4,178)	22	(8,133)
	1,115	(4,899)	89	(9,777)

Netting of counterparty contracts (1)	(741)	741	(67)	67
Net cash collateral provided	—	143	1,527	1,577
Derivatives	$374	$(4,015)	$1,549	$(8,133)

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

The following table summarizes the accounts that include our derivative assets and liabilities in our unaudited condensed consolidated balance sheets at the dates indicated:

	September 30, 2025	March 31, 2025
	(in thousands)
Prepaid expenses and other current assets	$—	$1,549
Other noncurrent assets	374	—
Accrued expenses and other payables	(1,848)	(6,427)
Other noncurrent liabilities	(2,167)	(1,706)
Net derivative liability	$(3,641)	$(6,584)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes our open derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At September 30, 2025:
Crude oil fixed-price (1)	October 2025–March 2027	(531)	$(524)
Propane fixed-price (1)	October 2025–February 2026	373	(74)
Butane fixed-price (1)	October 2025–March 2026	(747)	170
Variable-to-fixed interest rate swaps (2)	October 2025–April 2028		(3,320)
Other	October 2025–March 2026		(36)
			(3,784)
Net cash collateral provided			143
Net derivative liability			$(3,641)

At March 31, 2025:
Crude oil fixed-price (1)	April 2025–March 2026	59	$(6,492)
Butane fixed-price (1)	April 2025–March 2026	(1,148)	(482)
Variable-to-fixed interest rate swap (2)	April 2025–April 2028		(2,539)
Other	April 2025–March 2026		(175)
			(9,688)
Net cash collateral provided			3,104
Net derivative liability			$(6,584)

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

During the three months ended September 30, 2025 and 2024, we recorded net gains of $1.1 million and $2.8 million, respectively, from our commodity derivatives to revenues and cost of sales-product in our unaudited condensed consolidated statements of operations. During the six months ended September 30, 2025 and 2024, we recorded net gains of $10.6 million and $2.6 million, respectively, from our commodity derivatives to revenues and cost of sales-product in our unaudited condensed consolidated statements of operations. These amounts do not include net gains and losses from our commodity derivatives related to our refined products and biodiesel businesses, as these amounts have been classified within discontinued operations within our unaudited condensed consolidated statements of operations (see Note 16).

During the three months ended September 30, 2025 and 2024, we recorded net gains of $0.3 million and net losses of $6.0 million, respectively, from our interest rate swaps to interest expense in our unaudited condensed consolidated statements of operations. During the six months ended September 30, 2025 and 2024, we recorded net losses of $0.3 million and $5.6 million from our interest rate swaps to interest expense in our unaudited condensed consolidated statement of operations.

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At September 30, 2025, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our unaudited condensed consolidated balance sheets and recognized in our net income.

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

Interest Rate Swaps

In March and April 2024, we entered into two $200.0 million interest rate swaps to reduce the variability of cash outflows associated with our floating-rate, SOFR-based borrowings, including borrowings on the Term Loan B. Under these arrangements, we pay fixed interest rates of 4.32% and 3.842%, respectively, in exchange for SOFR-based variable interest through April 2026 and April 2028, respectively.

Preferred Unit Distributions

The current distribution rate for the Class B, Class C and Class D Preferred Units is a floating rate of the three-month CME Term SOFR plus a fixed spread (see Note 8 for the current distribution rates).

Fair Value of Fixed-Rate Notes

The following table provides fair value estimates of our fixed-rate notes at September 30, 2025 (in thousands):

2029 Senior Secured Notes	$922,500
2032 Senior Secured Notes	$1,313,559

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Disaggregation of Revenue

The following table summarizes revenues related to our segments for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenues:
Water Solutions:
Topic 606 revenues
Disposal service fees	$179,827	$155,715	$354,462	$303,688
Sale of recovered crude oil	28,066	24,708	52,874	55,484
Sale of water	1,362	700	2,781	2,985
Other service revenues	473	729	876	1,090
Non-Topic 606 revenues	15	15	30	30
Total Water Solutions revenues	209,743	181,867	411,023	363,277
Crude Oil Logistics:
Topic 606 revenues
Crude oil sales	211,824	225,013	370,352	487,622
Crude oil transportation and other sales	6,987	17,048	14,717	32,864
Non-Topic 606 revenues	1,220	1,780	2,593	3,570
Total Crude Oil Logistics revenues	220,031	243,841	387,662	524,056
Liquids Logistics:
Topic 606 revenues
Butane sales	113,992	123,494	213,634	221,524
Propane sales	31,706	89,716	93,186	187,074
Other products sales	96,481	109,719	186,246	206,916
Service revenues	462	4,959	900	7,286
Non-Topic 606 revenues	2,011	2,886	3,771	5,695
Total Liquids Logistics revenues (1)	244,652	330,774	497,737	628,495
Corporate and Other:
Topic 606 revenues
Service revenues	251	74	415	74
Elimination of intersegment sales (2)	—	(84)	(4)	(196)
Total Corporate and Other revenues	251	(10)	411	(122)
Total revenues	$674,677	$756,472	$1,296,833	$1,515,706

(1)    During the three months ended September 30, 2025 and 2024, our Liquids Logistics revenues included $21.0 million and $27.4 million of non-US revenues, respectively, and during the six months ended September 30, 2025 and 2024, our Liquids Logistics revenues included $36.0 million and $51.5 million of non-US revenues, respectively.
(2)    For the three months and six months ended September 30, 2024, the elimination of intersegment sales, which was included in the Crude Oil Logistics segment in our September 30, 2024 Quarterly Report, is now included in “Corporate and Other.”

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Reportable Segment Information

The following tables set forth certain selected financial information for our segments for the periods indicated:

	Three Months Ended September 30, 2025
	Water	Crude Oil	Liquids	Total
	Solutions	Logistics	Logistics	Segments
	(in thousands)
Revenues	$209,743	$220,031	$244,652	$674,426
Cost of sales (1)	1,081	193,076	224,663	418,820
Operating, general and administrative expenses (2)	55,601	10,402	9,468	75,471
Other (3)	(1,159)	—	—	(1,159)
Adjusted EBITDA	$151,902	$16,553	$10,521	$178,976
Reconciling items:
Plus - all other Adjusted EBITDA				(11,643)
Less:
Depreciation and amortization				63,994
Interest expense				64,708
Loss on disposal or impairment of assets, net				6,594
Net unrealized gains on derivatives				(317)
Lower of cost or net realizable value adjustments				2,519
Asset retirement obligation accretion				1,281
Other (4)				(1,197)
Income from continuing operations before income taxes				$29,751

Segment capital expenditures	$47,261	$1,387	$1,627	$50,275
All other capital expenditures				818
Total capital expenditures (5)				$51,093

Total segment assets (6)	$2,714,235	$1,138,420	$396,462	$4,249,117
All other assets (6)				52,468
Total assets (6) (7)				$4,301,585

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
(4)    Amount includes the net of Adjusted EBITDA related to our noncontrolling interests, unrealized gains and losses on investments and marketable securities and certain other non-operating income and expense items.
(5)    Amount includes additions to property, plant and equipment and intangible assets, including the acquisition of assets.
(6)    Information is presented as of September 30, 2025.
(7)    Total assets includes $21.4 million of non-US total assets.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2024
	Water	Crude Oil	Liquids	Total
	Solutions	Logistics	Logistics	Segments
	(in thousands)
Revenues	$181,867	$243,841	$330,774	$756,482
Cost of sales (1)	(953)	215,704	304,991	519,742
Operating, general and administrative expenses (2)	54,238	10,873	14,384	79,495
Other (3)	280	(1)	(20)	259
Adjusted EBITDA	$128,862	$17,263	$11,379	$157,504
Reconciling items:
Plus - all other Adjusted EBITDA				(8,090)
Less:
Depreciation and amortization				61,875
Amortization in cost of sales - product				37
Interest expense				77,180
Loss on disposal or impairment of assets, net				1,509
Net unrealized losses on derivatives				2,610
Lower of cost or net realizable value adjustments				612
Asset retirement obligation accretion				1,025
Adjustments related to unconsolidated entities (4)				108
Other (5)				(3,209)
Income from continuing operations before income taxes				$7,667

Segment capital expenditures	$87,596	$1,743	$3,967	$93,306
All other capital expenditures				909
Total capital expenditures (6)				$94,215

Segment assets (7)	$2,855,015	$1,282,369	$706,900	$4,844,284
All other assets (7)				45,895
Total assets (7) (8)				$4,890,179

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
(7)    Information is presented as of September 30, 2024.
(8)    Total assets includes $29.7 million of non-US total assets.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended September 30, 2025
	Water	Crude Oil	Liquids	Total
	Solutions	Logistics	Logistics	Segments
	(in thousands)
Revenues	$411,023	$387,662	$497,737	$1,296,422
Cost of sales (1)	2,739	341,325	468,039	812,103
Operating, general and administrative expenses (2)	111,206	20,201	16,311	147,718
Other (3)	(2,307)	—	5	(2,302)
Adjusted EBITDA	$294,771	$26,136	$13,392	$334,299
Reconciling items:
Plus - all other Adjusted EBITDA				(22,994)
Less:
Depreciation and amortization				130,579
Interest expense				130,253
Gain on disposal or impairment of assets, net				(2,605)
Net unrealized gains on derivatives				(7,842)
Lower of cost or net realizable value adjustments				(425)
Gain on early extinguishment of liabilities, net				(1,492)
Asset retirement obligation accretion				2,541
Adjustments related to unconsolidated entities (4)				24
Other (5)				438
Income from continuing operations before income taxes				$59,834

Segment capital expenditures	$66,235	$1,790	$3,277	$71,302
All other capital expenditures				843
Total capital expenditures (6)				$72,145

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended September 30, 2024
	Water	Crude Oil	Liquids	Total
	Solutions	Logistics	Logistics	Segments
	(in thousands)
Revenues	$363,277	$524,056	$628,495	$1,515,828
Cost of sales (1)	907	467,293	586,058	1,054,258
Operating, general and administrative expenses (2)	107,412	20,866	25,304	153,582
Other (3)	(493)	1	(18)	(510)
Adjusted EBITDA	$254,465	$35,898	$17,115	$307,478
Reconciling items:
Plus: all other Adjusted EBITDA				(19,444)
Less:
Depreciation and amortization				124,039
Amortization in cost of sales				37
Interest expense				146,919
Gain on disposal or impairment of assets, net				(9,157)
Net unrealized losses on derivatives				7,522
Lower of cost or net realizable value adjustments				599
Asset retirement obligation accretion				2,028
Adjustments related to unconsolidated entities (4)				179
Other (5)				(4,603)
Income from continuing operations before income taxes				$20,471

Segment capital expenditures	$152,280	$2,839	$7,523	$162,642
All other capital expenditures				9,104
Total capital expenditures (6)				$171,746

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
(6)    Amount includes additions to property, plant and equipment and intangible assets, including the acquisition of assets.

Note 11—Transactions with Affiliates

The following table summarizes our related party transactions for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Sales to entities affiliated with management	$251	$74	$415	$74
Purchases from equity method investees	$—	$122	$—	$141

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Affiliate balances consist of the following at the dates indicated:

	September 30, 2025	March 31, 2025
	(in thousands)
Accounts receivable-affiliates
Entities affiliated with management	$237	$135
Equity method investees	—	595
Total	$237	$730

Accounts payable-affiliates
Entities affiliated with management	$1	$1
Equity method investees	—	101
Total	$1	$102

Note 12—Revenue from Contracts with Customers

We recognize revenue for services and products under revenue contracts as our obligations to either perform services or deliver or sell products under the contracts are satisfied. Our revenue contracts in scope under ASC 606 primarily have a single performance obligation and we do not receive material amounts of non-cash consideration. Our costs to obtain or fulfill our revenue contracts were not material as of September 30, 2025.

The majority of our revenue agreements are in scope under ASC 606 and the remainder of our revenue comes from contracts that contain nonmonetary exchanges or leases in the scope of ASC 845 and ASC 842, respectively. See Note 10 for a detail of disaggregated revenue.

Remaining Performance Obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we utilized the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these contracts. The following table summarizes the amount and timing of revenue recognition for such contracts at September 30, 2025 (in thousands):

Year Ending March 31,
2026 (six months)	$61,964
2027	110,385
2028	90,188
2029	88,008
2030	76,637
2031	62,362
Thereafter	75,899
Total	$565,443

Contract Assets and Liabilities

The following tables summarize the balances of our contract assets and liabilities at the dates indicated:

	September 30, 2025	March 31, 2025
	(in thousands)
Accounts receivable from contracts with customers (1)	$352,597	$294,378
Contract assets (current)	$2,493	$512

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Contract liabilities at March 31, 2025	$9,168
Payment received and deferred	7,251
Payment recognized in revenue	(3,471)
Contract liabilities at September 30, 2025	$12,948

(1)    Amounts do not include assets classified as either held for sale or discontinued operations within our March 31, 2025 consolidated balance sheet (See Note 16).

Note 13—Leases

Lessee Accounting

Our leasing activity primarily consists of product storage, office space, real estate, railcars, and equipment.

The following table summarizes the components of our lease cost for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Operating lease cost (1)	$9,697	$10,190	$19,737	$20,689
Variable lease cost (1)	9,728	11,976	18,663	19,562
Short-term lease cost (1)	62	670	283	1,293
Finance lease cost
Amortization of right-of-use asset (2)	211	2	280	3
Interest on lease obligation (3)	142	2	189	5
Total lease cost	$19,840	$22,840	$39,152	$41,552

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

The following table summarizes maturities of our lease obligations at September 30, 2025 (in thousands):

	Operating	Finance
Year Ending March 31,	Leases	Leases (1)
2026 (six months)	$19,281	$1,103
2027	34,712	2,206
2028	31,651	2,206
2029	22,144	809
2030	12,733	12
2031	3,966	—
Thereafter	17,665	—
Total lease payments	142,152	6,336
Less imputed interest	(27,959)	(810)
Total lease obligations	$114,193	$5,526

(1)    At September 30, 2025, the short-term finance lease obligation of $1.7 million is included in accrued expenses and other payables and the long-term finance lease obligation of $3.8 million is included in other noncurrent liabilities in our unaudited condensed consolidated balance sheet.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes supplemental cash flow information related to our leases for the periods indicated:

	Six Months Ended September 30,
	2025	2024
	(in thousands)
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease obligations
Operating cash outflows from operating leases	$20,391	$21,039
Operating cash outflows from finance leases	$142	$5
Financing cash outflows from finance leases	$430	$9

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$16,817	$18,321
Finance leases	$5,910	$—

Amounts in the table above do not include operating cash outflows from operating leases related to our refined products and biodiesel businesses, as these amounts have been classified within discontinued operations within our unaudited condensed consolidated statements of operations (see Note 16).

Lessor Accounting and Subleases

Our lessor arrangements include storage and railcar contracts. We also, from time to time, sublease certain of our storage capacity and railcars to third-parties. Fixed rental revenue is recognized on a straight-line basis over the lease term. During the three months ended September 30, 2025 and 2024, fixed rental revenue was $3.3 million, including $1.1 million of sublease revenue, and $3.8 million, including $1.1 million of sublease revenue, respectively. During the six months ended September 30, 2025 and 2024, fixed rental revenue was $6.3 million, including $1.9 million of sublease revenue, and $7.7 million, including $1.5 million of sublease revenue, respectively.

The following table summarizes future minimum lease payments to be received under various noncancelable operating lease agreements at September 30, 2025 (in thousands):

Year Ending March 31,
2026 (six months)	$5,089
2027	8,696
2028	5,706
2029	1,337
2030	1,063
2031	1,078
Thereafter	726
Total	$23,695

Note 14—Allowance for Current Expected Credit Losses

ASU 2016-13 requires that an allowance for expected credit losses be recognized for certain financial assets that reflects the current expected credit loss over the financial asset’s contractual life. The valuation allowance considers the risk of loss, even if remote, and considers past events, current conditions and reasonable and supportable forecasts. We adopted the practical expedient under ASU 2025-05 (see Note 2) that allows us to assume that the current conditions as of the balance sheet date do not change for the remaining life of our current accounts receivable and contract assets.

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

The following table summarizes changes in our allowance for expected credit losses for the period indicated:

	Accounts Receivable	Notes Receivable and Other
	(in thousands)
Allowance for expected credit losses at March 31, 2025	$3,689	$33
Change in provision for expected credit losses	34	—
Dispositions (see Note 15)	18	—
Write-offs charged against the provision	(2,486)	—
Allowance for expected credit losses at September 30, 2025	$1,255	$33

Amounts in the table above do not include allowance for expected credit losses related to assets classified as either held for sale or discontinued operations within our March 31, 2025 consolidated balance sheet (see Note 16).

Note 15—Other Matters

Sale of Marketable Equity Securities

As of March 31, 2025, we owned 1,468,337 shares of Prairie Operating Co. (“Prairie”), which were sold during the six months ended September 30, 2025 for $6.0 million. We recognized a loss on sale of $0.6 million within other (expense) income, net in our unaudited condensed consolidated statement of operations for the six months ended September 30, 2025. This loss, combined with the $0.8 million gain on sale recognized during the three months ended March 31, 2025, resulted in an overall gain of $0.2 million on the sale of all Prairie shares we owned.

Dispositions

Water Solutions

Sale of Certain Investments in Unconsolidated Entities and Related Assets

On April 14, 2025, we sold certain investments in unconsolidated entities, property, plant and equipment and intangible assets to a third-party for total consideration of $40.3 million in cash, plus working capital. As discussed below, we recorded a loss of $8.0 million to write down certain investments in unconsolidated entities and related assets to fair value less cost to sell within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2025. We also recorded a loss of $1.0 million on the sale within loss (gain) on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations for the six months ended September 30, 2025. We classified the assets and liabilities as held for sale as of March 31, 2025 (see Note 16).
Liquids Logistics

Wholesale Propane Disposition and Sale of Refined Products Business

On April 30, 2025, we completed the Wholesale Propane Disposition and the sale of our refined products business for total consideration of approximately $156.3 million in cash, plus working capital. We recorded a gain on each transaction totaling a combined $55.7 million, of which $17.3 million is recorded within loss (gain) on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations for the six months ended September 30, 2025 and $38.4 million is recorded within discontinued operations (see Note 16).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Crude Oil Logistics

Sale of Certain Railcars

As of March 31, 2025, we entered into definitive agreements with third-parties to sell 135 railcars, which have been classified as held for sale (see Note 16). During the six months ended September 30, 2025, we sold all of these railcars for total consideration of $6.7 million in cash and recognized a gain of $2.1 million within loss (gain) on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations.

In a separate transaction, on May 16, 2025, we sold 68 railcars to a third-party for total consideration of $2.1 million in cash and we recorded a gain of $0.1 million within loss (gain) on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations for the six months ended September 30, 2025.

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

The following table summarizes the major classes of assets and liabilities classified as held for sale by segment at the date indicated:

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes the major classes of assets and liabilities classified as discontinued operations in our Liquids Logistics segment at the dates indicated:

	September 30, 2025	March 31, 2025
	(in thousands)
Assets of Discontinued Operations
Accounts receivable, net	$—	$67,350
Prepaid expenses and other current assets	146	82
Total assets of discontinued operations	$146	$67,432

Liabilities of Discontinued Operations
Accounts payable	$40	$48,454
Accrued expenses and other payables	—	4,295
Total liabilities of discontinued operations	$40	$52,749

The following table summarizes the results of operations from discontinued operations related to our refined products and biodiesel businesses for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenues (1)	$(12)	$596,203	$148,074	$1,224,228
Cost of sales (1)	(77)	598,280	146,520	1,232,183
Operating expenses	39	1,567	501	2,712
General and administrative expenses (1)	(22)	62	(6)	112
Depreciation and amortization	—	56	—	111
Loss (gain) on disposal or impairment of assets, net	3	—	(38,370)	—
Operating income (loss) from discontinued operations	45	(3,762)	39,429	(10,890)
Interest expense	—	(224)	(5)	(224)
Other expense, net	(20)	(12)	(20)	(9)
Income (loss) from discontinued operations before taxes	25	(3,998)	39,404	(11,123)
Income tax expense	(16)	(104)	(16)	(107)
Income (loss) from discontinued operations, net of tax	$9	$(4,102)	$39,388	$(11,230)

(1)    Negative amounts relate to prior period adjustments.

Note 17—Subsequent Events

On October 17, 2025, we redeemed 18,506 of the Class D Preferred Units for a total payment of $27.3 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) financial condition and results of operations as of and for the three months and six months ended September 30, 2025. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as Part II, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (“Annual Report”) filed with the Securities and Exchange Commission on May 29, 2025.

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

Sale of Certain Railcars

During the six months ended September 30, 2025, we sold the remaining 203 railcars of our Crude Oil Logistics segment (see Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

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

The following table summarizes our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenues	$674,677	$756,472	$1,296,833	$1,515,706
Cost of sales	421,020	522,915	803,832	1,062,220
Operating expenses	74,089	76,565	144,857	147,953
General and administrative expense	14,729	12,117	28,469	27,081
Depreciation and amortization	63,994	61,875	130,579	124,039
Loss (gain) on disposal or impairment of assets, net	6,594	1,509	(2,605)	(9,157)
Operating income	94,251	81,491	191,701	163,570
Equity in earnings of unconsolidated entities	—	1,522	201	1,822
Interest expense	(64,708)	(77,180)	(130,253)	(146,919)
Gain on early extinguishment of liabilities, net	—	—	1,492	—
Other income (expense), net	208	1,834	(3,307)	1,998
Income from continuing operations before income taxes	29,751	7,667	59,834	20,471
Income tax benefit (expense)	61	(174)	243	4,625
Income from continuing operations	29,812	7,493	60,077	25,096
Income (loss) from discontinued operations, net of tax	9	(4,102)	39,388	(11,230)
Net income	29,821	3,391	99,465	13,866
Less: Net income from continuing operations attributable to nonredeemable noncontrolling interests	(490)	(932)	(1,195)	(1,724)
Less: Net income from continuing operations attributable to redeemable noncontrolling interests	(47)	(5)	(64)	(5)
Net income attributable to NGL Energy Partners LP	$29,284	$2,454	$98,206	$12,137
Adjusted EBITDA - Continuing Operations (1)	$167,333	$149,414	$311,305	$288,034

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.

Changes in commodity prices and sales volumes affect both revenues and cost of sales in our unaudited condensed consolidated statements of operations and, therefore, the impact is largely offset between these line items.

Operating income increased $12.8 million for the three months ended September 30, 2025, compared with the same period in 2024, primarily as a result of the following:

•Water Solutions – an increase of $19.5 million due primarily to higher water disposal revenues from an increase in produced water volumes processed, partially offset by increased expenses mainly due to losses on disposal or impairment of assets and higher depreciation and amortization expense;
•Crude Oil Logistics – a decrease of $6.6 million due primarily to lower transportation revenue and lower gains on derivatives, partially offset by higher price and quality differentials realized;
•Liquids Logistics – an increase of $3.7 million due primarily to lower expenses related to the Wholesale Propane Disposition and increased product margins due to lower derivative losses; and
•Corporate and Other – a decrease of $3.9 million due to increased legal expenses and business insurance.

In addition to the items discussed above, interest expense was lower (as discussed below).

Operating income increased $28.1 million for the six months ended September 30, 2025, compared with the same period in 2024, primarily as a result of the following:

•Water Solutions – an increase of $20.1 million due primarily to higher water disposal revenues from an increase in produced water volumes processed, partially offset by increased expenses mainly due to losses on disposal or impairment of assets and higher depreciation and amortization expense;

•Crude Oil Logistics – a decrease of $20.0 million due primarily to lower transportation revenue and increased expenses due to a net loss on the sale of assets;
•Liquids Logistics – an increase of $31.9 million due primarily to lower expenses related to the Wholesale Propane Disposition, including a gain on the sale, and increased margins from the sale of products; and
•Corporate and Other – a decrease of $3.8 million due primarily to increased legal expenses and business insurance.

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

Subsequent Events

See Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of transactions that occurred subsequent to September 30, 2025.

Segment Operating Results for the Three Months Ended September 30, 2025 and 2024

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees (1)	$167,127	$148,241	$18,886
Sale of recovered crude oil	28,066	24,708	3,358
Recycled water (2)	1,323	679	644
Other revenues (1)(2)	13,227	8,239	4,988
Total revenues	209,743	181,867	27,876
Expenses:
Cost of sales-excluding impact of derivatives	1,083	1,752	(669)
Cost of sales-derivative (gain) loss-unrealized	(1,760)	388	(2,148)
Cost of sales-derivative gain-realized	—	(2,707)	2,707
Operating expenses	55,677	53,611	2,066
General and administrative expenses	1,079	1,520	(441)
Depreciation and amortization expense	55,550	52,523	3,027
Loss on disposal or impairment of assets, net	5,760	1,951	3,809
Total expenses	117,389	109,038	8,351
Segment operating income	$92,354	$72,829	$19,525
Adjusted EBITDA - Continuing Operations (3)	$151,902	$128,862	$23,040

Produced water processed (barrels per day)
Delaware Basin	2,442,972	2,349,333	93,639
Eagle Ford Basin	185,608	188,250	(2,642)
DJ Basin	174,824	143,947	30,877
Total	2,803,404	2,681,530	121,874
Recycled water (barrels per day)	140,936	92,301	48,635
Total (barrels per day)	2,944,340	2,773,831	170,509
Skim oil sold (barrels per day)	5,002	3,776	1,226
Service fees for produced water processed ($/barrel) (4)(5)	$0.65	$0.60	$0.05
Recovered crude oil for produced water processed ($/barrel) (4)	$0.11	$0.10	$0.01
Operating expenses for produced water processed ($/barrel) (4)	$0.22	$0.22	$—

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
(3)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.
(4)    Total produced water barrels processed during the three months ended September 30, 2025 and 2024 were 257,913,208 and 246,700,755, respectively. These amounts do not include 23,670,072 barrels and 7,693,542 barrels for the three months ended September 30, 2025 and 2024, respectively, related to payments made by certain producers for committed volumes not delivered, as discussed further below. In addition, water pipeline revenue, which is included in Other Revenues, includes payments from a producer for 8,160,115 committed barrels not delivered during the three months ended September 30, 2025.
(5)    Excluding payments made by certain producers for committed volumes not delivered, service fees for produced water processed ($/barrel) would have been $0.61/barrel and $0.59/barrel during the three months ended September 30, 2025 and 2024, respectively.

Water Disposal Service Fee Revenues. The increase was due primarily to an increase in produced water volumes processed from contracted customers. There was also an increase in payments made by certain producers for committed volumes not delivered.

Recovered Crude Oil Revenues. The increase was due primarily to an increase in skim oil barrels sold due to more skim oil recovered from receiving more produced water, partially offset by lower realized crude oil prices received from the sale of skim oil barrels.

Recycled Water Revenues. Revenue from recycled water includes the sale of produced water and recycled water for use in our customers’ completion activities. The increase was due primarily to higher pricing for recycled water and higher recycled water volumes related to timing of water to be used in completions.

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

Operating and General and Administrative Expenses. The increase was due primarily to higher royalty expense due to volumes related to the LEX II pipeline commencing operations and increased volumes at certain other saltwater disposal wells, higher repairs and maintenance expense due to timing of repairs, higher utilities expense due to increased produced water volumes processed and higher severance taxes due to an increase in revenue from recovered crude oil, partially offset by lower chemical expense due to purchasing fewer chemicals and using chemicals more efficiently, lower bad debt expense and lower legal expense.

Depreciation and Amortization Expense. The increase was due primarily to depreciation of newly developed facilities and infrastructure, partially offset by certain long-term assets being fully amortized, impaired or sold during the fiscal year ended March 31, 2025 and six months ended September 30, 2025.

Loss on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2025, we recorded:

•a net loss of $7.8 million primarily related to writing down the net book value of certain saltwater disposal wells and capital projects due to abandonment and the retirement of certain other assets;
•a gain of $1.4 million from insurance recoveries for certain saltwater disposal facilities and boosters damaged in a prior period; and
•a net gain of $0.6 million primarily related to the sale of certain assets.

During the three months ended September 30, 2024, we recorded:

•a net loss of $3.5 million primarily related to writing down the net book value of certain saltwater disposal wells and capital projects due to abandonment and the retirement of certain other assets; and
•a gain of $1.5 million from insurance recoveries for certain saltwater disposal facilities and boosters damaged in a prior period.

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$211,824	$225,013	$(13,189)
Crude oil transportation and other sales	8,207	18,828	(10,621)
Total revenues	220,031	243,841	(23,810)
Expenses:
Cost of sales-excluding impact of derivatives	195,665	216,593	(20,928)
Cost of sales-derivative gain-unrealized	(313)	(4,012)	3,699
Cost of sales-derivative gain-realized	(71)	(349)	278
Operating expenses	9,745	10,249	(504)
General and administrative expenses	715	677	38
Depreciation and amortization expense	6,063	6,285	(222)
Loss (gain) on disposal or impairment of assets, net	3	(442)	445
Total expenses	211,807	229,001	(17,194)
Segment operating income	$8,224	$14,840	$(6,616)
Adjusted EBITDA - Continuing Operations (1)	$16,553	$17,263	$(710)

Crude oil sold (barrels)	3,173	2,868	305
Crude oil transported on owned pipelines (barrels)	6,633	5,807	826
Crude oil storage capacity - owned and leased (barrels) (2)	5,232	5,232	—
Crude oil storage capacity leased to third-parties (barrels) (2)	1,650	1,650	—
Crude oil inventory (barrels) (2)	712	450	262
Crude oil sold ($/barrel)	$66.758	$78.456	$(11.698)
Cost per crude oil sold ($/barrel) (3)	$61.666	$75.521	$(13.855)
Crude oil product margin ($/barrel) (3)	$5.092	$2.935	$2.157

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.
(2)    Information is presented as of September 30, 2025 and September 30, 2024, respectively.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were primarily due to lower commodity prices partially offset by higher production on acreage dedicated to us in the DJ Basin during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

During the three months ended September 30, 2025, the crude oil product margin and margin per barrel increased primarily due to higher price and quality differentials realized during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Additionally, there was a more significant decrease in market prices during the three months ended September 30, 2024, thus also contributing to a smaller margin per barrel for that period. Crude oil product margin calculations do not include gains and losses from derivatives that may offset the movement in the physical margin.

Crude Oil Transportation and Other Sales. The decrease was primarily due to lower pipeline revenue because of the expiration of certain transportation services contracts on third-party pipelines and lower rental revenue due to the sale of our railcars.

During the three months ended September 30, 2025, physical volumes on the Grand Mesa Pipeline averaged approximately 72,000 barrels per day, compared to approximately 63,000 barrels per day during the three months ended September 30, 2024. Higher contracted volumes were shipped on the Grand Mesa Pipeline due to higher production on acreage dedicated to us in the DJ Basin.

Operating and General and Administrative Expenses. The decrease was primarily due to lower incentive compensation expense accrued during the three months ended September 30, 2025, and lower ad valorem taxes due to lower assessed values on our Grand Mesa Pipeline assets in the State of Colorado, which were partially offset by higher utilities expense on the Grand Mesa Pipeline from higher volumes flowing through the system during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Depreciation and Amortization Expense. The decrease was primarily due to the sale of railcars during the year ended March 31, 2025 and the six months ended September 30, 2025.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2025, we recorded a loss of $0.5 million from the sale of linefill and other assets and a gain of $0.5 million from the sale of railcars. During the three months ended September 30, 2024, we recorded a net gain of $0.4 million primarily due to a gain on the sale of certain assets.

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated. As discussed above, the operating results of our refined products and biodiesel businesses have been classified as discontinued operations and prior periods have been retrospectively adjusted.

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands, except per gallon amounts)
Butane:
Sales	$113,992	$123,664	$(9,672)
Cost of sales-excluding impact of derivatives	104,821	115,280	(10,459)
Cost of sales-derivative loss-unrealized	1,450	5,143	(3,693)
Cost of sales-derivative (gain) loss-realized	(431)	303	(734)
Product margin	8,152	2,938	5,214

Propane:
Sales	31,706	90,378	(58,672)
Cost of sales-excluding impact of derivatives	29,882	88,851	(58,969)
Cost of sales-derivative loss-unrealized	265	1,147	(882)
Cost of sales-derivative gain-realized	(256)	(2,622)	2,366
Product margin	1,815	3,002	(1,187)

Other products:
Sales	97,304	110,637	(13,333)
Cost of sales-excluding impact of derivatives	90,320	102,965	(12,645)
Cost of sales-derivative loss (gain)-unrealized	39	(55)	94
Cost of sales-derivative (gain) loss-realized	(72)	13	(85)
Product margin	7,017	7,714	(697)

Service:
Sales	1,650	6,095	(4,445)
Cost of sales	398	309	89
Product margin	1,252	5,786	(4,534)

Expenses:
Operating expenses	8,667	12,705	(4,038)
General and administrative expenses	851	1,741	(890)
Depreciation and amortization expense	1,540	2,365	(825)
Loss on disposal or impairment of assets, net	832	—	832
Total expenses	11,890	16,811	(4,921)
Segment operating income	$6,346	$2,629	$3,717
Adjusted EBITDA - Continuing Operations (1)	$10,521	$11,379	$(858)

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands, except per gallon amounts)
Natural gas liquids storage capacity - owned and leased (gallons) (2)	49,571	116,531	(66,960)

Butane sold (gallons)	111,442	109,783	1,659
Butane sold ($/gallon)	$1.023	$1.126	$(0.103)
Cost per butane sold ($/gallon) (3)	$0.941	$1.050	$(0.109)
Butane product margin ($/gallon) (3)	$0.082	$0.076	$0.006
Butane inventory (gallons) (2)	54,976	81,441	(26,465)

Propane sold (gallons)	37,305	108,589	(71,284)
Propane sold ($/gallon)	$0.850	$0.832	$0.018
Cost per propane sold ($/gallon) (3)	$0.801	$0.818	$(0.017)
Propane product margin ($/gallon) (3)	$0.049	$0.014	$0.035
Propane inventory (gallons) (2)	18,071	80,323	(62,252)

Other products sold (gallons)	74,158	74,491	(333)
Other products sold ($/gallon)	$1.312	$1.485	$(0.173)
Cost per other products sold ($/gallon) (3)	$1.218	$1.382	$(0.164)
Other products product margin ($/gallon) (3)	$0.094	$0.103	$(0.009)
Other products inventory (gallons) (2)	4,849	5,254	(405)

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.
(2)    Information is presented as of September 30, 2025 and September 30, 2024, respectively.
(3)    Cost and product margin per gallon excludes the impact of derivatives.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024 were primarily due to lower butane prices during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Butane product margins, excluding the impact of derivatives, increased during the three months ended September 30, 2025, compared to the three months ended September 30, 2024 due to improved rail utilization and supply optimization.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were due primarily to the Wholesale Propane Disposition.

Propane product margins, excluding the impact of derivatives, increased during the three months ended September 30, 2025 primarily due to selling lower-priced inventory into a market of rising prices.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were primarily due to decreased commodity prices during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Other products sales product margins, excluding the impact of derivatives, decreased during the three months ended September 30, 2025 primarily due to lower asphalt margins due to an increase in product costs.

Service Sales and Cost of Sales. The sales include storage, terminaling and transportation services income. Sales during the three months ended September 30, 2025 decreased due to the Wholesale Propane Disposition and the expiration of a throughput contract during the prior fiscal year. Cost of sales increased due to increased hauling activities.

Operating and General and Administrative Expenses. The decrease during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was due to the Wholesale Propane Disposition.

Depreciation and Amortization Expense. The decrease during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was due to the Wholesale Propane Disposition.

Loss on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2025, we recorded a net loss of $0.8 million due to the Wholesale Propane Disposition.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)
Other revenues:
Service revenues	$251	$74	$177
Expenses:
General and administrative expenses	12,084	8,179	3,905
Depreciation and amortization expense	841	702	139
Gain on disposal or impairment of assets, net	(1)	—	(1)
Total expenses	12,924	8,881	4,043
Operating loss	$(12,673)	$(8,807)	$(3,866)
Adjusted EBITDA - Continuing Operations (1)	$(11,643)	$(8,090)	$(3,553)

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.

Service Revenues. These revenues relate to billings to the noncontrolling interest holders for usage of the airplanes acquired in June and October 2024.

General and Administrative Expenses. The expenses during the three months ended September 30, 2025 increased by $3.9 million due to lower legal expenses in the prior year period due to a reimbursement of legal expenses related to a dispute associated with commercial activities and lower business insurance expense in the prior year period due to the receipt of credits.

Depreciation and Amortization Expense. The increase during the three months ended September 30, 2025 was due to depreciation of the airplane put into service in October 2024.

Interest Expense

The following table summarizes the components of our consolidated interest expense for the periods indicated:

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)
Senior secured notes	$45,102	$45,500	$(398)
Senior secured term loan “B” credit facility (“Term Loan B”)	14,212	16,668	(2,456)
Asset-based revolving credit facility (“ABL Facility”)	2,013	6,401	(4,388)
Other indebtedness	553	(294)	847
Total debt interest expense	61,880	68,275	(6,395)
Amortization of debt issuance costs	3,133	2,929	204
Unrealized (gain) loss on interest rate swaps	(86)	7,027	(7,113)
Realized gain on interest rate swaps	(219)	(1,051)	832
Total interest expense	$64,708	$77,180	$(12,472)

The debt interest expense decreased $6.4 million during the three months ended September 30, 2025 primarily due to lower interest rates on the Term Loan B and a lower weighted average daily balance on the ABL Facility for the three months ended September 30, 2025 compared to our outstanding debt instruments in the prior year period.

Segment Operating Results for the Six Months Ended September 30, 2025 and 2024

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Six Months Ended September 30,
	2025	2024	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees (1)	$329,202	$289,239	$39,963
Sale of recovered crude oil	52,874	55,484	(2,610)
Recycled water (2)	2,699	2,939	(240)
Other revenues (1)(2)	26,248	15,615	10,633
Total revenues	411,023	363,277	47,746
Expenses:
Cost of sales-excluding impact of derivatives	2,740	3,577	(837)
Cost of sales-derivative gain-unrealized	(5,274)	(473)	(4,801)
Cost of sales-derivative gain-realized	—	(2,671)	2,671
Operating expenses	111,010	106,436	4,574
General and administrative expenses	2,324	2,731	(407)
Depreciation and amortization expense	113,626	105,235	8,391
Loss (gain) on disposal or impairment of assets, net	9,296	(8,745)	18,041
Total expenses	233,722	206,090	27,632
Segment operating income	$177,301	$157,187	$20,114
Adjusted EBITDA - Continuing Operations (3)	$294,771	$254,465	$40,306

Produced water processed (barrels per day)
Delaware Basin	2,427,382	2,255,861	171,521
Eagle Ford Basin	193,149	182,311	10,838
DJ Basin	167,064	135,867	31,197
Total	2,787,595	2,574,039	213,556
Recycled water (barrels per day)	189,917	98,334	91,583
Total (barrels per day)	2,977,512	2,672,373	305,139
Skim oil sold (barrels per day)	4,803	4,099	704
Service fees for produced water processed ($/barrel) (4)(5)	$0.65	$0.61	$0.04
Recovered crude oil for produced water processed ($/barrel) (4)	$0.10	$0.12	$(0.02)
Operating expenses for produced water processed ($/barrel) (4)	$0.22	$0.23	$(0.01)

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
(3)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.
(4)    Total produced water barrels processed during the six months ended September 30, 2025 and 2024 were 510,130,061 and 471,049,065, respectively. These amounts do not include 40,037,812 barrels and 19,393,348 barrels for the six months ended September 30, 2025 and 2024, respectively, related to payments made by certain producers for committed volumes not delivered, as discussed further below. In addition, water pipeline revenue, which is included in Other Revenues, includes payments from a producer for 17,606,145 committed barrels not delivered during the six months ended September 30, 2025.
(5)    Excluding payments made by certain producers for committed volumes not delivered, service fees for produced water processed ($/barrel) would have been $0.62/barrel and $0.59/barrel during the six months ended September 30, 2025 and 2024, respectively.

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

Other Revenues. The increase was due primarily to higher water pipeline revenue, including payments from a producer for committed volumes not delivered, due to our LEX II commencing operations during the three months ended December 31, 2024. This increase was partially offset by lower reimbursements from construction projects, booster operating fees and generator rentals.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to lower costs incurred that will be reimbursed by producers for generator and fuel costs at various booster stations.

Operating and General and Administrative Expenses. The increase was due primarily to higher royalty expense due to volumes related to the LEX II pipeline commencing operations and increased volumes at certain other saltwater disposal wells, higher utilities expense due to increased produced water volumes processed and higher repairs and maintenance expense due to timing of repairs, partially offset by lower bad debt expense and lower legal expense.

Depreciation and Amortization Expense. The increase was due primarily to depreciation of newly developed facilities and infrastructure, partially offset by certain long-term assets being fully amortized, impaired or sold during the fiscal year ended March 31, 2025 and six months ended September 30, 2025.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2025, we recorded:

•a net loss of $10.8 million primarily related to writing down the net book value of certain saltwater disposal wells and capital projects due to abandonment and the retirement of certain other assets;
•a gain of $2.2 million from insurance recoveries for certain saltwater disposal facilities and boosters damaged in a prior period; and
•a net loss of $0.6 million primarily related to the sale of certain assets.

During the six months ended September 30, 2024, we recorded:

•a net gain of $10.5 million primarily related to the sale of certain assets;
•a net loss of $3.6 million primarily related to writing down the net book value of certain saltwater disposal wells and capital projects due to abandonment and the retirement of certain other assets; and
•a gain of $1.8 million from insurance recoveries for certain saltwater disposal facilities and boosters damaged in a prior period.

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Six Months Ended September 30,
	2025	2024	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$370,352	$487,622	$(117,270)
Crude oil transportation and other sales	17,310	36,434	(19,124)
Total revenues	387,662	524,056	(136,394)
Expenses:
Cost of sales-excluding impact of derivatives	344,075	467,044	(122,969)
Cost of sales-derivative gain-unrealized	(1,444)	(5,992)	4,548
Cost of sales-derivative (gain) loss-realized	(232)	789	(1,021)
Operating expenses	18,953	19,590	(637)
General and administrative expenses	1,362	1,382	(20)
Depreciation and amortization expense	12,128	12,726	(598)
Loss (gain) on disposal or impairment of assets, net	3,924	(412)	4,336
Total expenses	378,766	495,127	(116,361)
Segment operating income	$8,896	$28,929	$(20,033)
Adjusted EBITDA - Continuing Operations (1)	$26,136	$35,898	$(9,762)

Crude oil sold (barrels)	5,597	6,042	(445)
Crude oil transported on owned pipelines (barrels)	11,623	11,520	103
Crude oil storage capacity - owned and leased (barrels) (2)	5,232	5,232	—
Crude oil storage capacity leased to third-parties (barrels) (2)	1,650	1,650	—
Crude oil inventory (barrels) (2)	712	450	262
Crude oil sold ($/barrel)	$66.170	$80.705	$(14.535)
Cost per crude oil sold ($/barrel) (3)	$61.475	$77.300	$(15.825)
Crude oil product margin ($/barrel) (3)	$4.695	$3.405	$1.290

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.
(2)    Information is presented as of September 30, 2025 and September 30, 2024, respectively.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were primarily due to lower commodity prices partially offset by higher production on acreage dedicated to us in the DJ Basin during the six months ended September 30, 2025, compared to the six months ended September 30, 2024.

During the six months ended September 30, 2025, the crude oil product margin and margin per barrel increased compared to the six months ended September 30, 2024 due to lower transportation costs. In addition, there was a more significant decrease in market prices during the six months ended September 30, 2024, thus also contributing to a smaller margin per barrel for that period. Crude oil product margin calculations do not include gains and losses from derivatives that may offset the movement in the physical margin.

Crude Oil Transportation and Other Sales. The decrease was primarily due to lower pipeline revenue because of the expiration of certain transportation services contracts on third-party pipelines and lower rental revenue due to the sale of our railcars.

During the six months ended September 30, 2025, physical volumes on the Grand Mesa Pipeline averaged approximately 64,000 barrels per day, compared to approximately 63,000 barrels per day during the six months ended September 30, 2024. Higher contracted volumes were shipped on the Grand Mesa Pipeline due to higher production on acreage dedicated to us in the DJ Basin.

Operating and General and Administrative Expenses. The decrease was primarily due to lower incentive compensation expense accrued during the six months ended September 30, 2025, and lower ad valorem taxes due to lower assessed values on our Grand Mesa Pipeline assets in the State of Colorado, which were partially offset by higher utilities expense on the Grand Mesa Pipeline from higher volumes flowing through the system during the six months ended September 30, 2025, compared to the six months ended September 30, 2024.

Depreciation and Amortization Expense. The decrease was primarily due to the sale of railcars during the year ended March 31, 2025 and the six months ended September 30, 2025.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2025, we recorded a loss from the sale of linefill held on third-party pipelines of $5.9 million, which includes a loss from derivatives of $1.8 million from hedging transactions relating to the sale of linefill barrels. We also recorded of loss of $0.3 million related to the retirement of certain assets. In addition, we recorded a gain of $2.2 million from the sale of railcars during the six months ended September 30, 2025. During the six months ended September 30, 2024, we recorded a net gain of $0.4 million primarily due to a gain on the sale of certain assets.

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated. As discussed above, the operating results of our refined products and biodiesel businesses have been classified as discontinued operations and prior periods have been retrospectively adjusted.

	Six Months Ended September 30,
	2025	2024	Change
	(in thousands, except per gallon amounts)
Butane:
Sales	$213,737	$221,720	$(7,983)
Cost of sales-excluding impact of derivatives	199,131	209,404	(10,273)
Cost of sales-derivative (gain) loss-unrealized	(36)	7,649	(7,685)
Cost of sales-derivative gain-realized	(1,332)	(67)	(1,265)
Product margin	15,974	4,734	11,240

Propane:
Sales	93,399	188,436	(95,037)
Cost of sales-excluding impact of derivatives	91,250	185,501	(94,251)
Cost of sales-derivative (gain) loss-unrealized	(1,104)	6,354	(7,458)
Cost of sales-derivative gain-realized	(1,074)	(8,107)	7,033
Product margin	4,327	4,688	(361)

Other products:
Sales	187,534	208,837	(21,303)
Cost of sales-excluding impact of derivatives	176,471	198,522	(22,051)
Cost of sales-derivative loss (gain)-unrealized	16	(14)	30
Cost of sales-derivative gain-realized	(84)	(96)	12
Product margin	11,131	10,425	706

Service:
Sales	3,067	9,502	(6,435)
Cost of sales	733	996	(263)
Product margin	2,334	8,506	(6,172)

Expenses:
Operating expenses	14,894	21,927	(7,033)
General and administrative expenses	1,510	3,498	(1,988)
Depreciation and amortization expense	3,107	4,721	(1,614)
Gain on disposal or impairment of assets, net	(15,823)	—	(15,823)
Total expenses	3,688	30,146	(26,458)
Segment operating income (loss)	$30,078	$(1,793)	$31,871
Adjusted EBITDA - Continuing Operations (1)	$13,392	$17,115	$(3,723)

	Six Months Ended September 30,
	2025	2024	Change
	(in thousands, except per gallon amounts)
Natural gas liquids storage capacity - owned and leased (gallons) (2)	49,571	116,531	(66,960)

Butane sold (gallons)	208,380	204,972	3,408
Butane sold ($/gallon)	$1.026	$1.082	$(0.056)
Cost per butane sold ($/gallon) (3)	$0.956	$1.022	$(0.066)
Butane product margin ($/gallon) (3)	$0.070	$0.060	$0.010
Butane inventory (gallons) (2)	54,976	81,441	(26,465)

Propane sold (gallons)	104,080	221,093	(117,013)
Propane sold ($/gallon)	$0.897	$0.852	$0.045
Cost per propane sold ($/gallon) (3)	$0.877	$0.839	$0.038
Propane product margin ($/gallon) (3)	$0.020	$0.013	$0.007
Propane inventory (gallons) (2)	18,071	80,323	(62,252)

Other products sold (gallons)	145,774	136,663	9,111
Other products sold ($/gallon)	$1.286	$1.528	$(0.242)
Cost per other products sold ($/gallon) (3)	$1.211	$1.453	$(0.242)
Other products product margin (loss) ($/gallon) (3)	$0.075	$0.075	$—
Other products inventory (gallons) (2)	4,849	5,254	(405)

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.
(2)    Information is presented as of September 30, 2025 and September 30, 2024, respectively.
(3)    Cost and product margin per gallon excludes the impact of derivatives.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, during the six months ended September 30, 2025, compared to the six months ended September 30, 2024 were primarily due to lower butane prices during the six months ended September 30, 2025, compared to the six months ended September 30, 2024.

Butane product margins, excluding the impact of derivatives, increased during the six months ended September 30, 2025, compared to the six months ended September 30, 2024 due to improved rail utilization and supply optimization.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were due primarily to the Wholesale Propane Disposition.

Propane product margins, excluding the impact of derivatives, decreased during the six months ended September 30, 2025 primarily due to the negative margin from our wholesale propane business prior to the Wholesale Propane Disposition on April 30, 2025, as higher-priced inventory was sold into a declining market.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were primarily due to decreased commodity prices during the six months ended September 30, 2025, compared to the six months ended September 30, 2024.

Other products sales product margins, excluding the impact of derivatives, increased during the six months ended September 30, 2025 primarily due to increased sales volumes for asphalt and isobutane in the current year which was partially offset by lower commodity prices.

Service Sales and Cost of Sales. The sales include storage, terminaling and transportation services income. Sales and cost of sales decreased during the six months ended September 30, 2025 due to the Wholesale Propane Disposition and the expiration of a throughput agreement in the prior fiscal year.

Operating and General and Administrative Expenses. The decrease during the six months ended September 30, 2025 compared to the six months ended September 30, 2024 was due to the Wholesale Propane Disposition.

Depreciation and Amortization Expense. The decrease during the six months ended September 30, 2025 compared to the six months ended September 30, 2024 was due to the Wholesale Propane Disposition.

Gain on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2025, we recorded a net gain of $17.3 million due to the Wholesale Propane Disposition. We also recorded a net loss of $1.6 million related to the impairment of certain right-of-use assets.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Six Months Ended September 30,
	2025	2024	Change
	(in thousands)
Other revenues:
Service revenues	$415	$74	$341
Expenses:
General and administrative expenses	23,273	19,470	3,803
Depreciation and amortization expense	1,718	1,357	361
Gain on disposal or impairment of assets, net	(2)	—	(2)
Total expenses	24,989	20,827	4,162
Operating loss	$(24,574)	$(20,753)	$(3,821)
Adjusted EBITDA - Continuing Operations (1)	$(22,994)	$(19,444)	$(3,550)

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.

Service Revenues. These revenues relate to billings to the noncontrolling interest holders for usage of the airplanes acquired in June and October 2024.

General and Administrative Expenses. The expenses during the six months ended September 30, 2025 increased by $3.8 million due to lower legal expenses in the prior year due to a reimbursement of legal expenses related to a dispute associated with commercial activities and lower business expense in the prior year period due to the receipt of credits.

Depreciation and Amortization Expense. The increase during the six months ended September 30, 2025 was due to depreciation of the two airplanes put into service during the year ended March 31, 2025.

Interest Expense

The following table summarizes the components of our consolidated interest expense for the periods indicated:

	Six Months Ended September 30,
	2025	2024	Change
	(in thousands)
Senior secured notes	$90,363	$91,000	$(637)
Term Loan B	28,356	34,052	(5,696)
ABL Facility	3,899	9,545	(5,646)
Other indebtedness	1,063	904	159
Total debt interest expense	123,681	135,501	(11,820)
Amortization of debt issuance costs	6,253	5,775	478
Unrealized loss on interest rate swaps	782	7,473	(6,691)
Realized gain on interest rate swaps	(463)	(1,830)	1,367
Total interest expense	$130,253	$146,919	$(16,666)

The debt interest expense decreased $11.8 million during the six months ended September 30, 2025 primarily due to lower interest rates on the Term Loan B and a lower weighted average daily balance on the ABL Facility for the six months ended September 30, 2025 compared to our outstanding debt instruments in the prior year period.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net income	$29,821	$3,391	$99,465	$13,866
Less: Net income from continuing operations attributable to nonredeemable noncontrolling interests	(490)	(932)	(1,195)	(1,724)
Less: Net income from continuing operations attributable to redeemable noncontrolling interests	(47)	(5)	(64)	(5)
Net income attributable to NGL Energy Partners LP	29,284	2,454	98,206	12,137
Interest expense	64,687	77,391	130,212	147,129
Income tax (benefit) expense	(45)	278	(227)	(4,518)
Depreciation and amortization	63,222	61,546	129,048	123,395
EBITDA	157,148	141,669	357,239	278,143
Net unrealized (gains) losses on derivatives	(317)	5,632	(7,857)	23,588
Lower of cost or net realizable value adjustments (1)	2,519	(901)	(425)	(1,231)
Loss (gain) on disposal or impairment of assets, net (2)	6,595	1,515	(40,984)	(9,151)
Gain on early extinguishment of liabilities, net	—	—	(1,492)	—
Other (3)	1,436	(645)	5,867	263
Adjusted EBITDA	$167,381	$147,270	$312,348	$291,612
Adjusted EBITDA - Discontinued Operations (4)	$48	$(2,144)	$1,043	$3,578
Adjusted EBITDA - Continuing Operations	$167,333	$149,414	$311,305	$288,034

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

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts in our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Depreciation and amortization per EBITDA table	$63,222	$61,546	$129,048	$123,395
Intangible asset amortization recorded to cost of sales	—	(37)	—	(37)
Depreciation and amortization attributable to unconsolidated entities	—	(108)	(24)	(179)
Depreciation and amortization attributable to noncontrolling interests	772	595	1,555	1,101
Depreciation and amortization attributable to discontinued operations	—	(121)	—	(241)
Depreciation and amortization per unaudited condensed consolidated statements of operations	$63,994	$61,875	$130,579	$124,039

	Six Months Ended September 30,
	2025	2024
	(in thousands)
Depreciation and amortization per EBITDA table	$129,048	$123,395
Amortization of debt issuance costs recorded to interest expense	6,253	5,775
Amortization of royalty expense recorded to operating expense	123	123
Depreciation and amortization attributable to unconsolidated entities	(24)	(179)
Depreciation and amortization attributable to noncontrolling interests	1,555	1,101
Depreciation and amortization attributable to discontinued operations	—	(241)
Depreciation and amortization per unaudited condensed consolidated statements of cash flows	$136,955	$129,974

The following table summarizes additional amounts attributable to discontinued operations in the EBITDA and Adjusted EBITDA table above for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Income tax expense	$16	$104	$16	$107
Net unrealized losses (gains) on derivatives	$—	$3,022	$(15)	$16,066
Lower of cost or realizable value adjustments	$—	$(1,513)	$—	$(1,830)
Loss (gain) on disposal or impairment of assets, net	$3	$—	$(38,370)	$—

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated:

	Three Months Ended September 30, 2025
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Continuing Operations	Discontinued Operations	Consolidated
	(in thousands)
Operating income (loss)	$92,354	$8,224	$6,346	$(12,673)	$94,251	$—	$94,251
Depreciation and amortization	55,550	6,063	1,540	841	63,994	—	63,994
Net unrealized (gains) losses on derivatives	(1,760)	(312)	1,755	—	(317)	—	(317)
Lower of cost or net realizable value adjustments	—	2,519	—	—	2,519	—	2,519
Loss (gain) on disposal or impairment of assets, net	5,760	3	832	(1)	6,594	—	6,594
Other income (expense), net	33	—	(18)	193	208	—	208
Adjusted EBITDA attributable to noncontrolling interests	(1,259)	—	—	(98)	(1,357)	—	(1,357)
Other	1,224	56	66	95	1,441	—	1,441
Discontinued operations	—	—	—	—	—	48	48
Adjusted EBITDA	$151,902	$16,553	$10,521	$(11,643)	$167,333	$48	$167,381

	Three Months Ended September 30, 2024
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Continuing Operations	Discontinued Operations	Consolidated
	(in thousands)
Operating income (loss)	$72,829	$14,840	$2,629	$(8,807)	$81,491	$—	$81,491
Depreciation and amortization	52,523	6,285	2,365	702	61,875	—	61,875
Amortization in cost of sales-product	—	—	37	—	37	—	37
Net unrealized losses (gains) on derivatives	388	(4,012)	6,234	—	2,610	—	2,610
Lower of cost or net realizable value adjustments	—	540	72	—	612	—	612
Loss (gain) on disposal or impairment of assets, net	1,951	(442)	—	—	1,509	—	1,509
Other income (expense), net	1,805	(1)	—	30	1,834	—	1,834
Adjusted EBITDA attributable to unconsolidated entities	1,649	—	(19)	—	1,630	—	1,630
Adjusted EBITDA attributable to noncontrolling interests	(1,522)	—	—	(34)	(1,556)	—	(1,556)
Other	(761)	53	61	19	(628)	—	(628)
Discontinued operations	—	—	—	—	—	(2,144)	(2,144)
Adjusted EBITDA	$128,862	$17,263	$11,379	$(8,090)	$149,414	$(2,144)	$147,270

	Six Months Ended September 30, 2025
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Continuing Operations	Discontinued Operations	Consolidated
	(in thousands)
Operating income (loss)	$177,301	$8,896	$30,078	$(24,574)	$191,701	$—	$191,701
Depreciation and amortization	113,626	12,128	3,107	1,718	130,579	—	130,579
Net unrealized gains on derivatives	(5,274)	(1,444)	(1,124)	—	(7,842)	—	(7,842)
Lower of cost or net realizable value adjustments	—	2,519	(2,944)	—	(425)	—	(425)
Loss (gain) on disposal or impairment of assets, net	9,296	3,924	(15,823)	(2)	(2,605)	—	(2,605)
Other (expense) income, net	(100)	1	(346)	(2,862)	(3,307)	—	(3,307)
Adjusted EBITDA attributable to unconsolidated entities	221	—	4	—	225	—	225
Adjusted EBITDA attributable to noncontrolling interests	(2,744)	—	—	(166)	(2,910)	—	(2,910)
Other	2,445	112	440	2,892	5,889	—	5,889
Discontinued operations	—	—	—	—	—	1,043	1,043
Adjusted EBITDA	$294,771	$26,136	$13,392	$(22,994)	$311,305	$1,043	$312,348

	Six Months Ended September 30, 2024
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Continuing Operations	Discontinued Operations	Consolidated
	(in thousands)
Operating income (loss)	$157,187	$28,929	$(1,793)	$(20,753)	$163,570	$—	$163,570
Depreciation and amortization	105,235	12,726	4,721	1,357	124,039	—	124,039
Amortization in cost of sales-product	—	—	37	—	37	—	37
Net unrealized (gains) losses on derivatives	(473)	(5,992)	13,987	—	7,522	—	7,522
Lower of cost or net realizable value adjustments	—	540	59	—	599	—	599
Gain on disposal or impairment of assets, net	(8,745)	(412)	—	—	(9,157)	—	(9,157)
Other income, net	1,911	1	19	67	1,998	—	1,998
Adjusted EBITDA attributable to unconsolidated entities	2,036	—	(35)	—	2,001	—	2,001
Adjusted EBITDA attributable to noncontrolling interests	(2,836)	—	—	(34)	(2,870)	—	(2,870)
Other	150	106	120	(81)	295	—	295
Discontinued operations	—	—	—	—	—	3,578	3,578
Adjusted EBITDA	$254,465	$35,898	$17,115	$(19,444)	$288,034	$3,578	$291,612

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

We believe that our anticipated cash flows from operations and the borrowing capacity under the ABL Facility will be sufficient to meet our liquidity needs. Our borrowing needs vary during the year due in part to the seasonal nature of certain businesses within our Liquids Logistics segment. Our greatest working capital borrowing needs generally occur during the period of June through December, when we are building our natural gas liquids inventories in anticipation of the butane blending and propane heating seasons. Our working capital borrowing needs generally decline during the period of January through March, when the cash inflows from our Liquids Logistics segment are the greatest. In addition, our working capital borrowing needs vary with changes in commodity prices. A significant increase in commodity prices could drive up our working capital demands and limit our ability to continue to delever our balance sheet and restrict our financial flexibility. To protect our liquidity and leverage, we have in the past and may in the future enter into economic hedges that mitigate this exposure when we are building inventory. There were no open hedge positions as of September 30, 2025.

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

Total commitments under the ABL Facility are $475.0 million, subject to a borrowing base, and includes a sub-limit for letters of credit of $200.0 million. At September 30, 2025, $71.0 million was outstanding under the ABL Facility, letters of credit outstanding were $53.6 million and we had a borrowing base of $399.6 million. The ABL Facility is scheduled to mature at the earliest of (a) February 2, 2029 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, subject to certain exceptions.

For additional information related to the ABL Facility, see Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

As of September 30, 2025, our current assets exceeded our current liabilities by approximately $147.6 million.

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

Term Loan B

On February 2, 2024, we entered into a new seven-year $700.0 million Term Loan B. The Term Loan B matures on February 2, 2031 and will amortize in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount, with the balance payable on maturity. The amount outstanding at September 30, 2025 is $689.5 million.

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

	Capital Expenditures			Other
	Expansion	Maintenance	Other (1)	Investments (2)
	(in thousands)
Three Months Ended September 30,
2025	$39,570	$11,523	$—	$—
2024	$77,643	$16,572	$—	$106

Six Months Ended September 30,
2025	$49,523	$22,622	$—	$—
2024	$132,320	$39,376	$50	$106

(1)    Amount for the six months ended September 30, 2024 is related to a transaction classified as an acquisition of assets in a prior period.
(2)    Amounts for the three months and six months ended September 30, 2024 relate to contributions made to unconsolidated entities. There were no other investments during the three months and six months ended September 30, 2025.

There were no acquisitions during the three months or six months ended September 30, 2025 or 2024.

Capital expenditures for the fiscal year ending March 31, 2026 are expected to be approximately $205 million.

Distributions Declared

On September 18, 2025, the board of directors of our GP declared a cash distribution for the quarter ended September 30, 2025 to the holders of the Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”), the Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) and the 9.00% Class D Preferred Units (“Class D Preferred Units”). The total distribution of $26.1 million was made on October 15, 2025 to the holders of record at the close of trading on October 1, 2025.

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

Contractual Obligations

Our contractual obligations primarily consist of purchase commitments, outstanding debt principal and interest obligations, lease obligations, asset retirement obligations and other commitments.

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

Sources (Uses) of Cash

The following table summarizes the sources (uses) of cash and cash equivalents for the periods indicated related to continuing operations (see the footnotes to our unaudited condensed consolidated financial statements included in this Quarterly Report for the footnotes referenced in the table):

	Cash Flow	Six Months Ended September 30,
	Category	2025	2024
		(in thousands)
Sources of cash and cash equivalents:
Net cash provided by operating activities-continuing operations	Operating	$58,160	$—
Proceeds from divestitures of businesses and investments, net (see Note 15)	Investing	88,639	68,500
Proceeds from sales of assets (see Note 15)	Investing	72,529	18,556
Net settlements of derivatives (see Note 9)	Investing	3,847	4,516
Net proceeds from borrowings under ABL Facility (see Note 6)	Financing	—	274,000
Proceeds from borrowings on other long-term debt (see Note 6)	Financing	—	6,360

Uses of cash and cash equivalents:
Net cash used in operating activities-continuing operations	Operating	—	(35,215)
Class D preferred unit repurchases (see Note 8)	Financing	(100,010)	—
Distributions to preferred unitholders (see Note 8)	Financing	(57,689)	(245,604)
Capital expenditures (see Note 10)	Investing	(53,066)	(149,545)
Net payments on borrowings under ABL Facility (see Note 6)	Financing	(38,000)	—
Common unit repurchases and cancellations (see Note 8)	Financing	(29,068)	(2,126)
Repayment and repurchase of senior secured notes (see Note 6)	Financing	(17,274)	—
Payments on Term Loan B (see Note 6)	Financing	(3,500)	(3,500)

Other sources / (uses) – net	Investing and Financing	(4,760)	(2,459)
Net decrease in cash and cash equivalents-continuing operations		$(80,192)	$(66,517)

Operating Activities-Continuing Operations. The increase in net cash provided by operating activities during the six months ended September 30, 2025 was due primarily to higher earnings from operations as well as fluctuations in working capital, particularly accounts receivable and accounts payable, due to lower crude oil volumes and lower crude oil prices, lower purchases and sales of natural gas liquids due to the Wholesale Propane Disposition and the timing of invoices and payments on construction projects as well as fluctuations in inventory due to building our natural gas liquids inventories in anticipation of the butane blending and heating seasons. Also, on June 13, 2024, we paid LCT Capital, LLC (“LCT”) $63.3 million related to the legal judgment against us, of which $27.2 million represented interest and $0.1 million of costs awarded to LCT.

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

The ABL Facility is variable-rate debt with interest rates that are generally indexed to a secured overnight financing rate (“SOFR”) or an alternate base rate plus an applicable margin. At September 30, 2025, $71.0 million was outstanding under the ABL Facility at a weighted average interest rate of 8.12%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $0.1 million, based on borrowings outstanding at September 30, 2025.

The Term Loan B is variable-rate debt with interest rates that are generally indexed to SOFR or an alternate base rate plus an applicable margin. At September 30, 2025, $689.5 million was outstanding under the Term Loan B with an interest rate of SOFR of 4.16% plus a margin of 3.50%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $0.9 million, based on borrowings outstanding at September 30, 2025.

Interest Rate Swaps

In March and April 2024, we entered into two $200.0 million interest rate swaps to reduce the variability of cash outflows associated with our floating-rate, SOFR-based borrowings, including borrowings on the Term Loan B. An increase of 10% in the value of the underlying interest rate swaps would result in a net change in the fair value of our interest rate swaps of $0.3 million at September 30, 2025.

Preferred Unit Distributions

The current distribution rate for the Class B Preferred Units is the three-month CME Term SOFR interest rate plus a tenor spread adjustment of 0.26161% plus a spread of 7.213% (see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). A change in interest rates of 0.125% would result in an increase or decrease of our quarterly Class B Preferred Unit distribution of $0.1 million, based on the Class B Preferred Units outstanding at September 30, 2025.

The current distribution rate for the Class C Preferred Units is the three-month CME Term SOFR interest rate plus a spread of 7.384% (see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). A change in interest rates of 0.125% would result in an increase or decrease of our quarterly Class C Preferred Unit distribution of less than $0.1 million, based on the Class C Preferred Units outstanding at September 30, 2025.

The current distribution rate for the Class D Preferred Units is the three-month CME Term SOFR interest rate plus a spread of 7.00% (see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). A change in interest rates of 0.125% would result in an increase or decrease of our quarterly Class D Preferred Unit distribution of $0.2 million, based on the Class D Preferred Units outstanding at September 30, 2025.

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

The following table summarizes the hypothetical impact on the September 30, 2025 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity.

Increase (Decrease) To Fair Value
(in thousands)
Crude oil (Water Solutions segment)	$(54)
Crude oil (Crude Oil Logistics segment)	$(3,323)
Butane (Liquids Logistics segment)	$(4,081)
Other (Liquids Logistics segment)	$(43)

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

At September 30, 2025, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

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

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our GP, of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2025. Based on this evaluation, the principal executive officer and principal financial officer of our GP have concluded that as of September 30, 2025, such disclosure controls and procedures were effective.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table summarizes our common unit repurchases during the three months ended September 30, 2025:

			Total Number of
			Common Units	Approximate Dollar Value
	Total Number of	Average Price	Purchased as Part	of Common Units
	Common Units	Paid Per	of Publicly Announced	that May Yet be Purchased
Period	Purchased	Common Unit	Program	under the Program
July 1-31, 2025	2,291,505	$4.3240	2,291,505	$29,851,628
August 1-31, 2025	1,617,800	$5.0552	1,617,800	$21,673,393
September 1-30, 2025	507,120	$5.6340	507,120	$18,806,134
Total	4,416,425		4,416,425

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

During the three months ended September 30, 2025, no director or officer of the Partnership adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Exhibit Number	Description
10.1*
Second Amendment to Term Loan Credit Agreement, dated as of September 18, 2025, by and among NGL Energy Operating LLC, NGL Energy Partners LP, Toronto Dominion (Texas) LLC, as administrative agent, collateral agent and a lender, and certain financial institutions party thereto

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

*    Exhibits filed with this report.
**    The following documents are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2025 and March 31, 2025, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2025 and 2024, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended September 30, 2025 and 2024, (iv) Unaudited Condensed Consolidated Statements of Changes in Equity for the three months and six months ended September 30, 2025 and 2024, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2025 and 2024, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NGL Energy Partners LP

	By:	NGL Energy Holdings LLC, its general partner

Date: November 4, 2025		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: November 4, 2025		By:	/s/ Bradley P. Cooper
Bradley P. Cooper
Chief Financial Officer