Form 10-Q
period 2025-12-31
NGL Energy Partners LP
filed 2026-02-03
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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

At January 30, 2026, there were 123,814,289 common units issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in Thousands, except unit amounts)

	December 31, 2025	March 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,476	$5,649
Accounts receivable, net of allowance for expected credit losses of $1,255 and $3,689, respectively	597,578	579,468
Accounts receivable-affiliates	419	730
Inventories	78,809	69,916
Prepaid expenses and other current assets	37,963	63,651
Assets held for sale	—	175,207
Assets of discontinued operations	150	67,432
Total current assets	721,395	962,053
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $1,229,618 and $1,104,582, respectively	2,102,797	2,066,847
GOODWILL	599,348	599,348
INTANGIBLE ASSETS, net of accumulated amortization of $383,152 and $340,334, respectively	819,996	851,347
OPERATING LEASE RIGHT-OF-USE ASSETS	119,462	109,870
OTHER NONCURRENT ASSETS	19,587	19,975
Total assets	$4,382,585	$4,609,440
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$451,663	$461,980
Accounts payable-affiliates	1	102
Accrued expenses and other payables	139,168	135,233
Advance payments received from customers	13,685	10,347
Current maturities of long-term debt	8,918	8,805
Operating lease obligations	33,337	27,911
Liabilities held for sale	—	42,103
Liabilities of discontinued operations	4	52,749
Total current liabilities	646,776	739,230
LONG-TERM DEBT, net of debt issuance costs of $37,691 and $43,144, respectively, and current maturities	2,924,455	2,961,703
OPERATING LEASE OBLIGATIONS	88,604	85,240
OTHER NONCURRENT LIABILITIES	132,904	125,897
COMMITMENTS AND CONTINGENCIES (NOTE 7)

CLASS D 9.00% PREFERRED UNITS, 511,494 and 600,000 preferred units issued and outstanding, respectively	469,845	551,097
REDEEMABLE NONCONTROLLING INTERESTS	506	424

EQUITY:
General partner, representing a 0.1% interest, 124,236 and 132,145 notional units, respectively	(52,893)	(52,913)
Limited partners, representing a 99.9% interest, 124,111,415 and 132,012,766 common units issued and outstanding, respectively	(194,660)	(170,275)
Class B preferred limited partners, 12,585,642 and 12,585,642 preferred units issued and outstanding, respectively	305,468	305,468
Class C preferred limited partners, 1,800,000 and 1,800,000 preferred units issued and outstanding, respectively	42,891	42,891
Accumulated other comprehensive income	—	9
Noncontrolling interests	18,689	20,669
Total equity	119,495	145,849
Total liabilities and equity	$4,382,585	$4,609,440
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
REVENUES:
Product	$716,473	$799,464	$1,637,146	$1,964,352
Service and other	193,343	182,950	569,503	533,768
Total Revenues	909,816	982,414	2,206,649	2,498,120
COST OF SALES:
Product	640,510	718,150	1,433,528	1,742,160
Service and other	5,564	17,271	16,378	55,481
Total Cost of Sales	646,074	735,421	1,449,906	1,797,641
OPERATING COSTS AND EXPENSES:
Operating	70,058	74,082	214,915	222,035
General and administrative	15,608	15,029	44,077	42,110
Depreciation and amortization	62,279	66,239	192,858	190,278
Loss on disposal or impairment of assets, net	6,147	9,941	3,542	784
Revaluation of liabilities	—	(2,960)	—	(2,960)
Operating Income	109,650	84,662	301,351	248,232
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	1,376	201	3,198
Interest expense	(63,834)	(63,058)	(194,087)	(209,977)
(Loss) gain on early extinguishment of liabilities, net	(1,000)	—	492	—
Other income (expense), net	3,259	486	(48)	2,484
Income From Continuing Operations Before Income Taxes	48,075	23,466	107,909	43,937
INCOME TAX BENEFIT	119	274	362	4,899
Income From Continuing Operations	48,194	23,740	108,271	48,836
(Loss) Income From Discontinued Operations, net of Tax	(5)	(9,165)	39,383	(20,395)
Net Income	48,189	14,575	147,654	28,441
LESS: NET INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO NONREDEEMABLE NONCONTROLLING INTERESTS	(992)	(1,053)	(2,187)	(2,777)
LESS: NET INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS	(18)	(15)	(82)	(20)
NET INCOME ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$47,179	$13,507	$145,385	$25,644

NET INCOME (LOSS) FROM CONTINUING OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$11,972	$(6,256)	$(18,915)	$(42,419)
NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	(5)	(9,156)	39,344	(20,375)
NET INCOME (LOSS) ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$11,967	$(15,412)	$20,429	$(62,794)
BASIC AND DILUTED INCOME (LOSS) PER COMMON UNIT
Income (Loss) From Continuing Operations	$0.10	$(0.05)	$(0.15)	$(0.32)
(Loss) Income From Discontinued Operations, net of Tax	$—	$(0.07)	$0.31	$(0.15)
Net Income (Loss)	$0.10	$(0.12)	$0.16	$(0.47)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	125,158,912	132,012,766	128,058,564	132,265,839
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in Thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net income	$48,189	$14,575	$147,654	$28,441
Other comprehensive income (loss)	—	109	(9)	509
Comprehensive income	$48,189	$14,684	$147,645	$28,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Nine Months Ended December 31, 2025
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common
	General Partner	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCE AT MARCH 31, 2025	$(52,913)	14,385,642	$348,359	132,012,766	$(170,275)	$9	$20,669	$145,849
Contributions from noncontrolling interest owners	—	—	—	—	—	—	621	621
Distributions to preferred unitholders (Note 8)	—	—	—	—	(27,844)	—	—	(27,844)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(1,977)	(1,977)
Disposition of noncontrolling interest	—	—	—	—	—	—	11	11
Common unit repurchases and cancellations (Note 8)	—	—	—	(1,873,838)	(8,068)	—	—	(8,068)
Class D preferred units redemption - amount paid in excess of carrying value (Note 8)	—	—	—	—	(35,756)	—	—	(35,756)
Net income	6	—	—	—	68,916	—	705	69,627
Other comprehensive loss	—	—	—	—	—	(9)	—	(9)
BALANCE AT JUNE 30, 2025	(52,907)	14,385,642	348,359	130,138,928	(173,027)	—	20,029	142,454
Contributions from noncontrolling interest owners	—	—	—	—	—	—	118	118
Distributions to preferred unitholders (Note 8)	—	—	—	—	(26,136)	—	—	(26,136)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(1,385)	(1,385)
Common unit repurchases and cancellations (Note 8)	—	—	—	(4,416,425)	(21,000)	—	—	(21,000)
Net income	2	—	—	—	29,282	—	490	29,774
BALANCE AT SEPTEMBER 30, 2025	(52,905)	14,385,642	348,359	125,722,503	(190,881)	—	19,252	123,825
Contributions from noncontrolling interest owners	—	—	—	—	—	—	26	26
Distributions to preferred unitholders (Note 8)	—	—	—	—	(25,011)	—	—	(25,011)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(1,581)	(1,581)
Common unit repurchases and cancellations (Note 8)	—	—	—	(1,611,088)	(15,746)	—	—	(15,746)
Class D preferred units redemption - amount paid in excess of carrying value (Note 8)	—	—	—	—	(10,189)	—	—	(10,189)
Net income	12	—	—	—	47,167	—	992	48,171
BALANCE AT DECEMBER 31, 2025	$(52,893)	14,385,642	$348,359	124,111,415	$(194,660)	$—	$18,689	$119,495

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Nine Months Ended December 31, 2024
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common
	General Partner	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCE AT MARCH 31, 2024	$(52,834)	14,385,642	$348,359	132,512,766	$134,807	$(499)	$18,237	$448,070
Contributions from noncontrolling interest owners	—	—	—	—	—	—	1,619	1,619
Distributions to preferred unitholders	—	—	—	—	(245,604)	—	—	(245,604)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(543)	(543)
Net (loss) income	(19)	—	—	—	9,702	—	792	10,475
Other comprehensive loss	—	—	—	—	—	(24)	—	(24)
BALANCE AT JUNE 30, 2024	(52,853)	14,385,642	348,359	132,512,766	(101,095)	(523)	20,105	213,993
Distributions to preferred unitholders	—	—	—	—	(30,752)	—	—	(30,752)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(930)	(930)
Sale of interest in saltwater disposal assets	—	—	—	—	(221)	—	1,561	1,340
Common unit repurchases and cancellations	—	—	—	(500,000)	(2,126)	—	—	(2,126)
Net (loss) income	(28)	—	—	—	2,482	—	932	3,386
Other comprehensive income	—	—	—	—	—	424	—	424
BALANCE AT SEPTEMBER 30, 2024	(52,881)	14,385,642	348,359	132,012,766	(131,712)	(99)	21,668	185,335
Distributions to preferred unitholders	—	—	—	—	(28,935)	—	—	(28,935)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(1,455)	(1,455)
Sale of interest in saltwater disposal assets	—	—	—	—	(93)	—	—	(93)
Warrant repurchases	—	—	—	—	(6,929)	—	—	(6,929)
Net (loss) income	(16)	—	—	—	13,523	—	1,053	14,560
Other comprehensive income	—	—	—	—	—	109	—	109
BALANCE AT DECEMBER 31, 2024	$(52,897)	14,385,642	$348,359	132,012,766	$(154,146)	$10	$21,266	$162,592

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in Thousands)

	Nine Months Ended December 31,
	2025	2024
OPERATING ACTIVITIES:
Net income	$147,654	$28,441
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(39,383)	20,395
Depreciation and amortization, including amortization of debt issuance costs	202,455	199,441
Gain on early extinguishment or revaluation of liabilities, net	(492)	(2,960)
Loss on disposal or impairment of assets, net	3,542	784
Change in provision for expected credit losses	34	1,867
Net adjustments to fair value of derivatives	(16,762)	6,167
Equity in earnings of unconsolidated entities	(201)	(3,198)
Distributions of earnings from unconsolidated entities	108	3,427
Lower of cost or net realizable value adjustments	—	12
Other	1,407	(902)
Changes in operating assets and liabilities:
Accounts receivable and affiliates	(24,267)	14,912
Inventories	(11,036)	(24,204)
Other current and noncurrent assets	23,225	(4,308)
Accounts payable and affiliates	(10,734)	(52,074)
Other current and noncurrent liabilities	(35,075)	(65,302)
Net cash provided by operating activities-continuing operations	240,475	122,498
Net cash provided by operating activities-discontinued operations	15,459	19,953
Net cash provided by operating activities	255,934	142,451
INVESTING ACTIVITIES:
Capital expenditures	(189,636)	(207,965)
Net settlements of derivatives	8,353	(4,837)
Proceeds from sales of assets	72,586	20,048
Proceeds from divestitures of businesses and investments, net	88,639	68,500
Investments in unconsolidated entities	—	(106)
Distributions of capital from unconsolidated entities	—	870
Net cash used in investing activities-continuing operations	(20,058)	(123,490)
Net cash provided by investing activities-discontinued operations	67,709	6,412
Net cash provided by (used in) investing activities	47,651	(117,078)
FINANCING ACTIVITIES:
Proceeds from borrowings under ABL Facility	667,000	1,801,000
Payments on ABL Facility	(684,000)	(1,575,000)
Payments on Term Loan B	(5,250)	(5,250)
Repayment and repurchase of senior secured notes	(17,274)	—
Proceeds from borrowings on other long-term debt	—	12,720
Payments on other long-term debt	(1,337)	(636)
Debt issuance costs	(1,362)	(5,104)
Contributions from noncontrolling interest owners	765	1,966
Distributions to preferred unitholders	(83,924)	(276,356)
Distributions to noncontrolling interest owners	(4,943)	(2,928)
Warrant repurchases	—	(6,929)
Class D preferred unit repurchases	(127,150)	—
Common unit repurchases and cancellations	(44,814)	(2,126)
Payments to settle contingent consideration liabilities	(126)	(676)
Net settlements of derivatives	601	734
Principal payments of finance leases	(944)	(14)
Net cash used in financing activities	(302,758)	(58,599)
Net increase (decrease) in cash and cash equivalents	827	(33,226)
Cash and cash equivalents, beginning of period	5,649	38,909
Cash and cash equivalents, end of period	$6,476	$5,683
Supplemental cash flow information:
Cash interest paid	$184,926	$234,694
Income taxes paid (net of income tax refunds)	$2,731	$6,032
Supplemental non-cash investing and financing activities:
Distributions declared but not paid to preferred unitholders	$24,912	$28,935
Accrued capital expenditures	$18,155	$5,370
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Organization and Operations

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware master limited partnership. NGL Energy Holdings LLC serves as our general partner (“GP”). At December 31, 2025, our operations included three segments:

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

The sale of our refined products business and winding down of our biodiesel business represent a strategic shift in our operations and will have a significant effect on our operations and financial results going forward. Accordingly, the results of operations and cash flows for our refined products and biodiesel businesses within our Liquids Logistics segment have been classified as discontinued operations for all periods presented and prior periods have been retrospectively adjusted in the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows. In addition, the assets and liabilities related to our refined products and biodiesel businesses were classified as either held for sale or discontinued operations within our December 31, 2025 and March 31, 2025 unaudited condensed consolidated balance sheets (see Note 16 for a further discussion).

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

We have a corporate subsidiary with a deferred tax liability of $28.8 million and $29.9 million at December 31, 2025 and March 31, 2025, respectively, in connection with certain of our acquisitions, which is included within other noncurrent liabilities in our unaudited condensed consolidated balance sheets. The deferred tax liability is the tax effected cumulative temporary difference between the GAAP basis and tax basis of the acquired assets within the corporation. For GAAP purposes, certain of the acquired assets will be depreciated and amortized over time which will lower the GAAP basis. The deferred tax benefit recorded during the nine months ended December 31, 2025 for the corporate subsidiary was $1.1 million with an effective tax rate of 21.0%. The deferred tax benefit recorded during the nine months ended December 31, 2024 for the corporate subsidiaries was $6.6 million with an effective tax rate of 21.0%.

We evaluate uncertain tax positions for recognition and measurement in the unaudited condensed consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the unaudited condensed consolidated financial statements. We had no uncertain tax positions that required recognition in our unaudited condensed consolidated financial statements at December 31, 2025 or March 31, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“Act”) was signed into law by the President of the United States. The Act makes permanent many provisions of the expiring Tax Cuts and Jobs Act of 2017, and enacts new tax laws effective primarily in 2025 or 2026. The Act permanently reinstates 100% bonus depreciation for qualifying property acquired after January 19, 2025, and permanently extends the 20% deduction for qualified business income. The Act also makes permanent the modified calculation of adjusted taxable income that corresponds with earnings before interest, taxes depreciation, and amortization (EBITDA) for the purpose of calculating the deduction limits for net business interest expense. This change applies to taxable years beginning after December 31, 2024. The provisions of the Act did not have a material impact to our financial statements.

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

Inventories consist of the following at the dates indicated:

	December 31, 2025	March 31, 2025
	(in thousands)
Crude oil	$28,323	$23,962
Butane	21,530	22,674
Propane	18,834	11,847
Other	10,122	11,433
Total	$78,809	$69,916

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	December 31, 2025	March 31, 2025
	(in thousands)
Linefill (1)	$5,240	$5,240
Loan receivable (2)	—	3,089
Other	14,347	11,646
Total	$19,587	$19,975

(1)    Represents minimum volumes of product we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At December 31, 2025 and March 31, 2025, linefill consisted of 95,877 and 90,881 barrels of crude oil, respectively. Linefill held in pipelines we own is included within property, plant and equipment (see Note 4).
(2)    Represents the noncurrent portion of loan receivables, net of allowances for expected credit losses, primarily related to the sale of certain saltwater disposal assets. At December 31, 2025 and March 31, 2025, the loan receivable balance (which includes interest receivable) was $3.3 million and $6.1 million, respectively, of which $3.3 million and $3.0 million, respectively, are recorded within prepaid expenses and other current assets in our unaudited condensed consolidated balance sheets.

Amounts in the table above do not include assets classified as either held for sale or discontinued operations within our March 31, 2025 consolidated balance sheet (see Note 16).

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	December 31, 2025	March 31, 2025
	(in thousands)
Accrued compensation and benefits	$42,201	$45,081
Accrued interest	24,919	25,308
Distributions payable	24,912	29,845
Excise and other tax liabilities	13,680	13,100
Derivative liabilities	3,281	6,427
Other	30,175	15,472
Total	$139,168	$135,233

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

The following table summarizes the balances related to the VIEs that are consolidated in our unaudited condensed consolidated balance sheets at the dates indicated (excluding intercompany eliminations at the time of consolidation) as well as our equity in the VIEs:

	December 31, 2025	March 31, 2025
	(in thousands)
Cash and cash equivalents	$17	$14
Accounts receivable-affiliates	419	135
Prepaid expenses and other current assets	180	108
Property, plant and equipment, net	15,489	15,984
Accounts payable	(145)	(24)
Accrued expenses and other payables	(168)	(190)
Current maturities of long-term debt	(1,918)	(1,805)
Long-term debt, net	(8,372)	(9,818)
Redeemable noncontrolling interests	(506)	(424)
Partnership's equity in VIEs	$4,996	$3,980

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

Redeemable noncontrolling interests at March 31, 2025	$424
Net income from continuing operations attributable to redeemable noncontrolling interests	82
Redeemable noncontrolling interests at December 31, 2025	$506

Contingent Consideration Liabilities

The following table summarizes changes in our contingent consideration liabilities (in thousands):

Contingent consideration liabilities at March 31, 2025 (1)	$15,797
Liabilities settled	(1,754)
Contingent consideration liabilities at December 31, 2025 (2)	$14,043

(1)    Includes $2.0 million which is recorded within accrued expenses and other payables and $13.8 million which is recorded within other noncurrent liabilities in our March 31, 2025 consolidated balance sheet.
(2)    Includes $2.0 million which is recorded within accrued expenses and other payables and $12.0 million which is recorded within other noncurrent liabilities in our December 31, 2025 unaudited condensed consolidated balance sheet.

Reclassifications

In addition to the reclassifications related to assets and liabilities held for sale and discontinued operations discussed in Note 1, we have reclassified certain prior period financial statement information to be consistent with the classification methods

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
used in the current fiscal year. For the three months and nine months ended December 31, 2024, the income statement was revised to present revenues and cost of sales by product and service and other, compared to presenting revenues and cost of sales by segment in the December 31, 2024 Quarterly Report on Form 10-Q (“December 31, 2024 Quarterly Report”). Also, for the three months and nine months ended December 31, 2024, the elimination of intersegment sales is included in “Corporate and Other” as discussed in Note 10. These reclassifications did not impact previously reported amounts of assets, liabilities, equity, net income or cash flows.

It was determined that $7.3 million was incorrectly presented as Cost of Sales - Service and other instead of Cost of Sales - Product in the unaudited condensed consolidated statement of operations for the three months ended June 30, 2025. This amount has been properly presented as Cost of Sales - Product in the unaudited condensed consolidated statement of operations for the nine months ended December 31, 2025. As the amount is not considered material, it will be corrected when we present the unaudited condensed consolidated statement of operations for the three months ended June 30, 2025 in our June 30, 2026 Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements for Interim Reporting, which amends ASC 270 to provide clarity on the current interim reporting requirements. The ASU improves the navigability of the required interim disclosures and clarifying when that guidance is applicable, provides additional guidance on what disclosures should be provided in interim reporting periods and adds to ASC 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The ASU is effective for fiscal years beginning after December 15, 2027 (which is the Partnership’s fiscal year beginning April 1, 2028), and for interim periods within those fiscal years, with early adoption permitted. The amendments should be applied either prospectively or retrospectively to all prior periods presented in the financial statements. We are currently evaluating the ASU to determine its impact on our financial statement disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-20 to provide a practical expedient for all entities when estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU is effective for fiscal years beginning after December 15, 2025 (which is the Partnership’s fiscal year beginning April 1, 2026), and for interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively. We adopted this ASU beginning with the September 30, 2025 Quarterly Report on Form 10-Q. The adoption of this ASU did not impact our financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which includes amendments requiring, among other things, disclosure of disaggregated information about specific categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions on the income statement. Additionally, the amendments require disclosure of the total amount of selling expenses and an annual disclosure of the definition of selling expenses. The ASU is effective for fiscal years beginning after December 15, 2026 (which is the Partnership’s fiscal year beginning April 1, 2027), and for interim periods within fiscal years beginning after December 15, 2027 (which is the Partnership’s fiscal year beginning April 1, 2028), with early adoption permitted. The ASU may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. We are currently evaluating the ASU to determine its impact on our financial statement disclosures.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Note 3—Income (Loss) Per Common Unit

The following table presents our calculation of basic and diluted weighted average common units outstanding for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Weighted average common units outstanding during the period:
Common units - Basic	125,158,912	132,012,766	128,058,564	132,265,839
Common units - Diluted	125,158,912	132,012,766	128,058,564	132,265,839

For the three months and nine months ended December 31, 2025 and 2024, respectively, all potential common units or convertible units were considered antidilutive.

Our income (loss) per common unit is as follows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
	(in thousands, except per unit amounts)
Income from continuing operations	$48,194	$23,740	$108,271	$48,836
Less: Net income from continuing operations attributable to nonredeemable noncontrolling interests	(992)	(1,053)	(2,187)	(2,777)
Less: Net income from continuing operations attributable to redeemable noncontrolling interests	(18)	(15)	(82)	(20)
Net income from continuing operations attributable to NGL Energy Partners LP	47,184	22,672	106,002	46,039
Less: Distributions to preferred unitholders (1)	(35,200)	(28,935)	(124,936)	(88,501)
Less: Net (income) loss from continuing operations allocated to the GP (2)	(12)	7	19	43
Net income (loss) from continuing operations allocated to common unitholders	$11,972	$(6,256)	$(18,915)	$(42,419)

(Loss) income from discontinued operations, net of tax	$(5)	$(9,165)	$39,383	$(20,395)
Less: Net loss (income) from discontinued operations allocated to the GP (2)	—	9	(39)	20
Net (loss) income from discontinued operations allocated to common unitholders	$(5)	$(9,156)	$39,344	$(20,375)

Net income (loss) allocated to common unitholders	$11,967	$(15,412)	$20,429	$(62,794)
Basic and diluted income (loss) per common unit
Income (loss) from continuing operations	$0.10	$(0.05)	$(0.15)	$(0.32)
(Loss) income from discontinued operations, net of tax	$—	$(0.07)	$0.31	$(0.15)
Net income (loss)	$0.10	$(0.12)	$0.16	$(0.47)
Basic and diluted weighted average common units outstanding	125,158,912	132,012,766	128,058,564	132,265,839

(1)    Includes distributions earned and declared for the three months and nine months ended December 31, 2025 and 2024 and the excess of the Class D Preferred Units (as defined herein) repurchase price over the carrying value of the units, as discussed further in Note 8.
(2)    Net (income) loss allocated to the GP includes distributions to which it is entitled as the holder of incentive distribution rights.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Note 4—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

Description	Estimated Useful Lives			December 31, 2025	March 31, 2025
	(in years)			(in thousands)
Water treatment facilities and equipment (1)	3	-	30	$2,397,317	$2,240,919
Pipeline and related facilities	30	-	40	266,324	266,324
Crude oil tanks and related equipment	2	-	30	230,963	230,174
Buildings and leasehold improvements	3	-	40	124,744	124,388
Natural gas liquids terminal and storage assets	2	-	30	100,207	99,805
Land				64,603	64,733
Tank bottoms and linefill (2)				31,555	30,623
Information technology equipment	3	-	7	31,276	31,319
Vehicles and railcars (3)	3	-	25	23,496	33,629
Other	3	-	20	19,421	19,161
Construction in progress				42,509	30,354
Gross property, plant and equipment				3,332,415	3,171,429
Accumulated depreciation				(1,229,618)	(1,104,582)
Net property, plant and equipment				$2,102,797	$2,066,847

(1)    Includes finance leases right-of-use assets of $8.0 million at December 31, 2025. Accumulated amortization related to these finance leases is included within accumulated depreciation.
(2)    Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. Linefill, which represents our portion of the product volume required for the operation of the proportionate share of a pipeline we own, is recorded at historical cost.
(3)    Includes finance leases right-of-use assets of $0.1 million and $0.1 million at December 31, 2025 and March 31, 2025, respectively. Accumulated amortization related to these finance leases is included within accumulated depreciation.

Amounts in the table above do not include assets classified as either held for sale or discontinued operations within our March 31, 2025 consolidated balance sheet (see Note 16).

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
	(in thousands)
Depreciation expense	$47,718	$52,279	$151,834	$148,219
Capitalized interest expense	$747	$324	$977	$1,830

We record (gains) losses from the sales of property, plant and equipment and any write-downs in value due to impairment within loss on disposal or impairment of assets, net in our unaudited condensed consolidated statements of operations. The following table summarizes (gains) losses on the disposal or impairment of property, plant and equipment by segment for the periods indicated:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended December 31, 2025	Nine Months Ended December 31, 2025
	(in thousands)
Water Solutions (1)	$5,669	$13,540
Crude Oil Logistics (2)	(2)	267
Liquids Logistics (3)	—	(13)
Corporate and Other	—	(2)
Total	$5,667	$13,792

(1)    Amount does not include the net loss recognized on the sale of certain investments in unconsolidated entities and related assets during the nine months ended December 31, 2025 discussed in Note 15.
(2)    Amount does not include the gain recognized on the sale of certain railcars during the nine months ended December 31, 2025 discussed in Note 15.
(3)    Amount does not include the net gains recognized on the Wholesale Propane Disposition and the sale of our refined products business during the three months and nine months ended December 31, 2025 discussed in Note 15.

Note 5—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

		December 31, 2025			March 31, 2025
Description	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)	(in thousands)
Customer relationships	17.4	$857,903	$(294,826)	$563,077	$857,903	$(264,675)	$593,228
Customer commitments	18.5	192,000	(49,920)	142,080	192,000	(44,160)	147,840
Rights-of-way and easements	25.2	111,010	(25,775)	85,235	99,964	(21,645)	78,319
Debt issuance costs (1)	3.2	22,329	(8,176)	14,153	21,841	(4,748)	17,093
Executory contracts and other agreements	23.1	19,906	(4,455)	15,451	19,973	(5,106)	14,867
Total		$1,203,148	$(383,152)	$819,996	$1,191,681	$(340,334)	$851,347

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

Amortization expense is as follows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
Recorded In	2025	2024	2025	2024
	(in thousands)
Depreciation and amortization	$14,561	$13,960	$41,024	$42,059
Cost of sales - product	—	110	—	147
Interest expense	1,147	1,092	3,428	3,028
Operating expenses	62	62	185	185
Total	$15,770	$15,224	$44,637	$45,419

Amounts in the table above do not include amortization expense related to our refined products and biodiesel businesses, as these amounts have been classified within discontinued operations within our unaudited condensed consolidated statements of operations (see Note 16).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes expected amortization of our intangible assets at December 31, 2025 (in thousands):

Year Ending March 31,
2026 (three months)	$15,943
2027	63,370
2028	55,169
2029	51,791
2030	44,534
2031	43,769
Thereafter	545,420
Total	$819,996

Note 6—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	December 31, 2025			March 31, 2025
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Asset-based revolving credit facility (“ABL Facility”)	$92,000		$92,000	$109,000		$109,000
Senior secured term loan "B" credit facility (“Term Loan B”)	687,750	$(15,015)	672,735	693,000	$(16,479)	676,521
Senior secured notes:
8.125% Notes due 2029 (“2029 Senior Secured Notes”)	900,000	(8,240)	891,760	900,000	(10,219)	889,781
8.375% Notes due 2032 (“2032 Senior Secured Notes”)	1,281,000	(14,411)	1,266,589	1,300,000	(16,416)	1,283,584
Other long-term debt	10,314	(25)	10,289	11,652	(30)	11,622
Total long-term debt	2,971,064	(37,691)	2,933,373	3,013,652	(43,144)	2,970,508
Less: Current maturities	8,918	—	8,918	8,805	—	8,805
Long-term debt	$2,962,146	$(37,691)	$2,924,455	$3,004,847	$(43,144)	$2,961,703

(1)    Debt issuance costs related to the ABL Facility are reported within intangible assets, rather than as a reduction of the carrying amount of long-term debt. The unamortized debt issuance costs for the Term Loan B include a $3.8 million discount.

ABL Facility

Total commitments under the ABL Facility are $475.0 million, which we reduced from $550.0 million effective June 12, 2025. The ABL Facility includes a $200.0 million sub-limit for letters of credit. Availability under the ABL Facility is subject to a borrowing base that is determined by calculating the amount equal to the sum of our eligible cash, outstanding accounts receivable balances with investment and non-investment grade counterparties, certain inventory, including inventory on railcars and unsettled derivative contracts. These amounts are subject to certain percentage and dollar amount caps, as described within the ABL Facility. The borrowing base is calculated monthly pursuant to a borrowing base certificate we deliver to the administrative agent. Availability under the ABL Facility is based on the lower of the current borrowing base and the total commitments, less borrowings and outstanding letters of credit. At December 31, 2025, $92.0 million was outstanding under the ABL Facility, letters of credit outstanding were $58.4 million, and we had a borrowing base of $392.5 million. The ABL Facility is scheduled to mature at the earliest of (a) February 2, 2029 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, subject to certain exceptions.

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

At December 31, 2025, the borrowings under the ABL Facility had a weighted average interest rate of 7.29% calculated as a SOFR rate of 3.73% plus a margin of 3.10% for SOFR borrowings and the prime rate of 6.75% plus a margin of 2.00% on the alternate base borrowings. On December 31, 2025, the interest rate in effect on letters of credit was 2.75%.

The ABL Facility contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The ABL Facility contains, as the only financial covenant, a fixed charge coverage ratio that is tested based on the financial statements for the most recently ended fiscal quarter upon the occurrence and during the continuation of a Cash Dominion Event (as defined in the ABL Facility). At December 31, 2025, no Cash Dominion Event had occurred.

Compliance

At December 31, 2025, we were in compliance with the covenants under the ABL Facility.

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

At December 31, 2025, the borrowings under the Term Loan B had an interest rate of SOFR of 3.72% plus a margin of 3.50%.

The Term Loan Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The Term Loan Credit Agreement requires that we maintain, on a quarterly basis, beginning with the quarter ended June 30, 2024, a debt service coverage rate (as defined in the Term Loan Credit Agreement) of no less than 1.1 to 1.0. At December 31, 2025, our debt service coverage rate was approximately 2.60 to 1.0.

The Term Loan Credit Agreement contains other customary terms, events of default and covenants.

Compliance

At December 31, 2025, we were in compliance with the covenants under Term Loan B.

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

Senior Secured Notes Repurchases

The following table summarizes repurchases of Senior Secured Notes for the nine months ended December 31, 2025 (in thousands):

2032 Senior Secured Notes
Notes repurchased (1)	$19,000
Cash paid (excluding payments of accrued interest)	$17,274
Gain on early extinguishment of debt (2)	$1,492

(1)    We did not repurchase any notes during the three months ended December 31, 2025.
(2)    Gain on early extinguishment of debt for the 2032 Senior Secured Notes during the nine months ended December 31, 2025 is inclusive of the write off of debt issuance costs of $0.2 million. The gain is reported within (loss) gain on early extinguishment of liabilities, net within our unaudited condensed consolidated statement of operations.

Compliance

At December 31, 2025, we were in compliance with the covenants under the Indenture.

Other Long-Term Debt

On June 24, 2024, we entered into an equipment loan for $6.4 million with American Bank and Trust Company which bears interest at a rate of 8.50% and is secured by an airplane. On September 24, 2024, we refinanced the loan and lowered the interest rate to 8.00%. We have an aggregate principal balance of $5.0 million at December 31, 2025. This loan matures on June 24, 2030.

On October 1, 2024, we entered into a second equipment loan for $6.4 million with American Bank and Trust Company which bears interest at a rate of 8.00% and is secured by an airplane. We have an aggregate principal balance of $5.3 million at December 31, 2025. This loan matures on September 24, 2030.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at December 31, 2025:

Year Ending March 31,	ABL Facility	Term Loan B	Senior Secured Notes	Other Long-Term Debt	Total
	(in thousands)
2026 (three months)	$—	$1,750	$—	$468	$2,218
2027	—	7,000	—	1,957	8,957
2028	—	7,000	—	2,120	9,120
2029	92,000	7,000	900,000	2,300	1,001,300
2030	—	7,000	—	2,494	9,494
2031	—	658,000	—	975	658,975
Thereafter	—	—	1,281,000	—	1,281,000
Total	$92,000	$687,750	$2,181,000	$10,314	$2,971,064

Amortization of Debt Issuance Costs

Amortization expense for debt issuance costs related to long-term debt was $2.0 million and $2.0 million during the three months ended December 31, 2025 and 2024, respectively, and $6.0 million and $5.8 million during the nine months ended December 31, 2025 and 2024, respectively.

The following table summarizes expected amortization of debt issuance costs at December 31, 2025 (in thousands):

Year Ending March 31,
2026 (three months)	$1,996
2027	7,949
2028	7,949
2029	7,612
2030	5,310
2031	4,823
Thereafter	2,052
Total	$37,691

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

Environmental Matters

At December 31, 2025, we have an environmental liability, measured on an undiscounted basis, of $1.3 million, which is recorded within accrued expenses and other payables in our unaudited condensed consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our businesses, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our businesses.

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

The following table summarizes changes in our asset retirement obligations, which is reported within other noncurrent liabilities in our unaudited condensed consolidated balance sheets (in thousands):

Asset retirement obligations at March 31, 2025	$69,572
Liabilities incurred	8,892
Liabilities associated with disposed assets (1)	(402)
Liabilities settled	(6,546)
Accretion expense	3,829
Asset retirement obligations at December 31, 2025	$75,345

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

At December 31, 2025, we had the following commodity purchase commitments:

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Purchase Commitments:
Year ending March 31,
2026 (three months)	$21,799	373	$10,136	13,902
2027	—	—	4,328	6,174
2028	—	—	1,290	1,890
Total	$21,799	373	$15,754	21,966

Index-Price Commodity Purchase Commitments:
Year ending March 31,
2026 (three months)	$701,769	12,643	$177,336	222,937
2027	303,344	5,576	58,047	82,824
2028	256,780	4,680	18,687	24,150
2029	100,499	1,820	—	—
2030	102,663	1,820	—	—
2031	31,899	557	—	—
Thereafter	117,838	2,045	—	—
Total	$1,614,792	29,141	$254,070	329,911

(1)    Our crude oil index-price purchase commitments exceed our crude oil index-price sales commitments (presented above) due primarily to our long-term purchase commitments for crude oil that we purchase and ship on the Grand Mesa Pipeline.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

At December 31, 2025, we had the following commodity sale commitments:

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Sale Commitments:
Year ending March 31,
2026 (three months)	$21,940	372	$33,419	36,382
2027	—	—	9,228	11,380
2028	—	—	1,409	1,903
2029	—	—	19	19
2030	—	—	19	19
Total	$21,940	372	$44,094	49,703

Index-Price Commodity Sale Commitments:
Year ending March 31,
2026 (three months)	$645,908	11,162	$188,672	187,388
2027	118,980	2,088	75,778	74,869
2028	72,918	1,266	366	570
2029	74,595	1,263	—	—
2030	75,862	1,263	—	—
Total	$988,263	17,042	$264,816	262,827

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

Other Commitments

We have noncancelable agreements for product storage, railcar spurs, capital projects and real estate. The following table summarizes future minimum payments under these agreements at December 31, 2025 (in thousands):

Year Ending March 31,
2026 (three months)	$1,403
2027	5,498
2028	4,647
2029	2,653
2030	1,664
2031	1,408
Thereafter	1,154
Total	$18,427

Note 8—Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% GP interest and a 99.9% limited partner interest, which consists of common units. Our GP has the right, but not the obligation, to contribute a proportionate amount of capital to the Partnership to maintain its 0.1% GP interest. Our GP is not required to guarantee or pay any of our debts and obligations. At December 31, 2025, we owned 8.69% of our GP.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
General Partner Equity

In connection with the repurchase of common units (see below for further discussion), we repurchased notional units from our GP.

The following table summarizes the notional unit repurchases during our current fiscal year:

	Total Number of	Average Price
	GP Notional Units	Paid Per	Aggregate Purchase
Period	Repurchased	GP Notional Unit	Price
			(in thousands)
April 1, 2025 - June 30, 2025	1,876	$4.2854	$8
July 1, 2025 - September 30, 2025	4,421	$4.7349	$21
October 1, 2025 - December 31, 2025	1,612	$9.7735	$16
January 1, 2026 - January 31, 2026	298	$9.5444	$3

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

The following table summarizes our common unit repurchases during our current fiscal year:

	Total Number of	Average Price
	Common Units	Paid Per	Aggregate Purchase
Period	Repurchased	Common Unit	Price with Commissions
			(in thousands)
April 1, 2025 - June 30, 2025	1,873,838	$4.2854	$8,068
July 1, 2025 - September 30, 2025	4,416,425	$4.7349	$21,000
October 1, 2025 - December 31, 2025 (1)	1,611,088	$9.7735	$15,746
January 1, 2026 - January 31, 2026	297,126	$9.5444	$2,836

(1)    Included within the common units repurchases during the three months ended December 31, 2025, were 450,000 common units repurchased, from a member of management, in a privately negotiated transaction on November 22, 2025, for a per unit price of $9.86 and an aggregate purchase price of approximately $4.4 million. The price per unit was based on the closing unit price the day prior to the transaction date.

Since the inception of the program, we have repurchased 8,698,477 units for an aggregate price of $49.7 million, including commissions.

Class B Preferred Units

As of December 31, 2025, there were 12,585,642 of our Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) outstanding.

The current distribution rate for the Class B Preferred Units is the three-month CME Term SOFR interest rate, which is calculated and published by CME Group Benchmark Administration, Ltd., plus a spread of 7.213%. The Class B Preferred Units also have an additional tenor spread adjustment of 0.26161%, in accordance with the Adjustable Interest Rate (LIBOR) Act.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes the distributions declared on our Class B Preferred Units during the last four quarters:

			Three-Month	Distribution	Amount Paid to Class B
Date Declared	Record Date	Payment Date	SOFR	Rate	Preferred Unitholders
					(in thousands)
March 19, 2025	April 1, 2025	April 15, 2025	4.329%	$0.7377	$9,284
June 18, 2025	July 1, 2025	July 15, 2025	4.298%	$0.7358	$9,261
September 18, 2025	October 1, 2025	October 15, 2025	4.291%	$0.7353	$9,255
December 16, 2025	January 1, 2026	January 15, 2026	3.985%	$0.7162	$9,014

The distribution amount paid on January 15, 2026 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at December 31, 2025.

Class C Preferred Units

As of December 31, 2025, there were 1,800,000 of our Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) outstanding.

The current distribution rate for the Class C Preferred Units is the three-month CME Term SOFR interest rate plus a spread of 7.384%.

The following table summarizes the distributions declared on our Class C Preferred Units during the last four quarters:

			Three-Month	Distribution	Amount Paid to Class C
Date Declared	Record Date	Payment Date	SOFR	Rate	Preferred Unitholders
					(in thousands)
March 19, 2025	April 1, 2025	April 15, 2025	4.329%	$0.7320	$1,318
June 18, 2025	July 1 2025	July 15, 2025	4.298%	$0.7301	$1,314
September 18, 2025	October 1, 2025	October 15, 2025	4.291%	$0.7297	$1,313
December 16, 2025	January 1, 2026	January 15, 2026	3.985%	$0.7106	$1,279

The distribution amount paid on January 15, 2026 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at December 31, 2025.

Class D Preferred Units

As of December 31, 2025, there were 511,494 preferred units (“Class D Preferred Units”) and warrants exercisable to purchase an aggregate of 2,125,000 common units outstanding.

The following table summarizes the Class D Preferred Units repurchases during our current fiscal year:

	Total Number of
	Class D Preferred	Average Price Paid Per	Aggregate Purchase
Date Redeemed	Units Repurchased	Class D Preferred Unit	Price with Distributions
			(in thousands)
May 19, 2025 (1)	20,000	$1,410.00	$28,200
June 23, 2025 (2)	50,000	$1,470.00	$73,500
October 17, 2025 (3)	18,506	$1,474.48	$27,287

(1)    The redemption premium price was $1,394.04, calculated at 134.30% of $1,037.98 (the Class D Preferred Unit price), plus distributions of $15.96.
(2)    The redemption premium price was $1,442.57, calculated at 138.98% of $1,037.98 (the Class D Preferred Unit price), plus distributions of $27.43.
(3)    The redemption premium price was $1,469.08, calculated at 141.53% of $1,037.98 (the Class D Preferred Unit price), plus distributions of $5.40.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes the outstanding warrants at December 31, 2025:

Issuance Date and Description	Number of Warrants	Exercise Price
October 31, 2019
Premium warrants	1,250,000	$16.28
Par warrants	875,000	$13.56

All outstanding warrants are currently exercisable and any unexercised warrants will expire on the tenth anniversary of the date of issuance. The warrants will not participate in cash distributions.

The holders of our Class D Preferred Units have elected, which they are allowed to do so from time to time, for the distributions to be calculated based on the three-month CME Term SOFR interest rate in accordance with our amended and restated limited partnership agreement plus a spread of 7.00%. The distribution rate for the Class D Preferred Units is 10.985% for the quarter ended December 31, 2025.

The following table summarizes the distributions declared on our Class D Preferred Units during the last four quarters:

			Three-Month	Distribution	Amount Paid to Class D
Date Declared	Record Date	Payment Date	SOFR	Rate	Preferred Unitholders
					(in thousands)
March 19, 2025	April 1, 2025	April 15, 2025	4.329%	$32.07	$19,243
June 18, 2025	July 1, 2025	July 15, 2025	4.298%	$29.39	$15,578
September 18, 2025	October 1, 2025	October 15, 2025	4.291%	$29.37	$15,568
December 16, 2025	January 1, 2026	January 15, 2026	3.985%	$28.58	$14,619

The distribution amount paid on January 15, 2026 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at December 31, 2025.

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

Derivatives

The following table summarizes, by level within the fair value hierarchy, the estimated fair values of our derivative assets and liabilities reported in our unaudited condensed consolidated balance sheets at the dates indicated:

	December 31, 2025		March 31, 2025
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$1,574	$(633)	$67	$(1,644)
Level 2 measurements	3,667	(5,038)	22	(8,133)
	5,241	(5,671)	89	(9,777)

Netting of counterparty contracts (1)	(633)	633	(67)	67
Net cash collateral provided	—	—	1,527	1,577
Derivatives	$4,608	$(5,038)	$1,549	$(8,133)

(1)    Relates to commodity derivative assets and liabilities that are expected to be net settled on an exchange or through a master netting arrangement with the counterparty. Our physical contracts that do not qualify as normal purchase or normal sale transactions are not subject to such master netting arrangements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes the accounts that include our derivative assets and liabilities in our unaudited condensed consolidated balance sheets at the dates indicated:

	December 31, 2025	March 31, 2025
	(in thousands)
Prepaid expenses and other current assets	$3,984	$1,549
Other noncurrent assets	624	—
Accrued expenses and other payables	(3,281)	(6,427)
Other noncurrent liabilities	(1,757)	(1,706)
Net derivative liability	$(430)	$(6,584)

The following table summarizes our open derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At December 31, 2025:
Crude oil fixed-price (1)	January 2026–March 2027	(540)	$2,675
Propane fixed-price (1)	January 2026–March 2027	636	(1,864)
Butane fixed-price (1)	January 2026–December 2026	(213)	1,283
Variable-to-fixed interest rate swaps (2)	January 2026–April 2028		(2,982)
Other	January 2026–March 2026		458
			(430)
Net cash collateral provided			—
Net derivative liability			$(430)

At March 31, 2025:
Crude oil fixed-price (1)	April 2025–March 2026	59	$(6,492)
Butane fixed-price (1)	April 2025–March 2026	(1,148)	(482)
Variable-to-fixed interest rate swap (2)	April 2025–April 2028		(2,539)
Other	April 2025–March 2026		(175)
			(9,688)
Net cash collateral provided			3,104
Net derivative liability			$(6,584)

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

During the three months ended December 31, 2025 and 2024, we recorded net gains of $6.3 million and net losses of $10.8 million, respectively, from our commodity derivatives to cost of sales-product in our unaudited condensed consolidated statements of operations. During the nine months ended December 31, 2025 and 2024, we recorded net gains of $16.9 million and net losses of $8.2 million, respectively, from our commodity derivatives to cost of sales-product in our unaudited condensed consolidated statements of operations. These amounts do not include net gains and losses from our commodity derivatives related to our refined products and biodiesel businesses, as these amounts have been classified within discontinued operations within our unaudited condensed consolidated statements of operations (see Note 16).

During the three months ended December 31, 2025 and 2024, we recorded net gains of $0.2 million and $7.7 million, respectively, from our interest rate swaps to interest expense in our unaudited condensed consolidated statements of operations. During the nine months ended December 31, 2025 and 2024, we recorded net losses of $0.1 million and net gains of $2.0 million from our interest rate swaps to interest expense in our unaudited condensed consolidated statement of operations.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At December 31, 2025, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our unaudited condensed consolidated balance sheets and recognized in our net income.

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

Fair Value of Fixed-Rate Notes

The following table provides fair value estimates of our fixed-rate notes at December 31, 2025 (in thousands):

2029 Senior Secured Notes	$931,875
2032 Senior Secured Notes	$1,325,835

For the 2029 Senior Secured Notes and 2032 Senior Secured Notes, the fair value estimates were developed based on publicly traded quotes and would be classified as Level 2 in the fair value hierarchy.

Note 10—Segments

Our operations are organized into three reportable segments: (i) Water Solutions, (ii) Crude Oil Logistics and (iii) Liquids Logistics. These segments have been identified based on the differing products and services, regulatory environment and the expertise required for these operations. Our Liquids Logistics reportable segment includes operating segments that have been aggregated based on the nature of the products and services provided. Our chief operating decision maker (“CODM”) is our chief executive officer. Adjusted EBITDA is reviewed by the CODM to evaluate performance and make business decisions. We define Adjusted EBITDA for Water Solutions as revenue minus operating and general and administrative expense, which excludes, accretion expense for asset retirement obligations (“Accretion Expense”) and legal and advisory costs associated with acquisitions and dispositions (“Acquisition Expense”), and plus or minus other reconciling items. We define Adjusted EBITDA for Crude Oil Logistics and Liquid Logistics as revenue minus cost of sales, which excludes unrealized gains and losses on derivatives, lower of cost or net realizable value adjustments and plus or minus other reconciling segment items. The calculation of Adjusted EBITDA for our three reportable segments is presented in the Reportable Segment Information tables below.

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
	(in thousands)
Revenues:
Water Solutions:
Topic 606 revenues
Disposal service fees	$182,787	$161,446	$537,249	$465,134
Sale of recovered crude oil	23,292	24,067	76,166	79,551
Sale of water	1,862	1,471	4,643	4,456
Other service revenues	567	269	1,443	1,359
Non-Topic 606 revenues	60	15	90	45
Total Water Solutions revenues	208,568	187,268	619,591	550,545
Crude Oil Logistics:
Topic 606 revenues
Crude oil sales	312,372	176,830	682,724	664,452
Crude oil transportation and other sales	6,480	17,160	21,197	50,024
Non-Topic 606 revenues	1,226	1,840	3,819	5,410
Total Crude Oil Logistics revenues	320,078	195,830	707,740	719,886
Liquids Logistics:
Topic 606 revenues
Butane sales	192,491	265,678	406,125	487,202
Propane sales	93,915	216,054	187,101	403,128
Other products sales	91,724	112,603	277,970	319,519
Service revenues	373	484	1,273	7,770
Non-Topic 606 revenues	2,485	4,503	6,256	10,198
Total Liquids Logistics revenues (1)	380,988	599,322	878,725	1,227,817
Corporate and Other:
Topic 606 revenues
Service revenues	182	178	597	252
Elimination of intersegment sales (2)	—	(184)	(4)	(380)
Total Corporate and Other revenues	182	(6)	593	(128)
Total revenues	$909,816	$982,414	$2,206,649	$2,498,120

(1)    During the three months ended December 31, 2025 and 2024, our Liquids Logistics revenues included $32.9 million and $41.3 million of non-US revenues, respectively, and during the nine months ended December 31, 2025 and 2024, our Liquids Logistics revenues included $68.9 million and $92.7 million of non-US revenues, respectively.
(2)    For the three months and nine months ended December 31, 2024, the elimination of intersegment sales, which was included in the Crude Oil Logistics segment in our December 31, 2024 Quarterly Report, is now included in “Corporate and Other.”

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Reportable Segment Information

The following tables set forth certain selected financial information for our segments for the periods indicated:

	Three Months Ended December 31, 2025
	Water	Crude Oil	Liquids	Total
	Solutions	Logistics	Logistics	Segments
	(in thousands)
Revenues	$208,568	$320,078	$380,988	$909,634
Cost of sales (1)	1,307	294,259	356,013	651,579
Operating, general and administrative expenses (2)	51,348	10,461	9,779	71,588
Other (3)	(1,417)	—	—	(1,417)
Adjusted EBITDA	$154,496	$15,358	$15,196	$185,050
Reconciling items:
Plus - all other Adjusted EBITDA				(12,522)
Less:
Depreciation and amortization				62,279
Interest expense				63,834
Loss on disposal or impairment of assets, net				6,147
Net unrealized gains on derivatives				(3,015)
Lower of cost or net realizable value adjustments				(2,491)
Loss on early extinguishment of liabilities, net				1,000
Asset retirement obligation accretion				1,288
Other (4)				(4,589)
Income from continuing operations before income taxes				$48,075

Segment capital expenditures	$126,115	$1,729	$1,561	$129,405
All other capital expenditures				55
Total capital expenditures (5)				$129,460

Total segment assets (6)	$2,789,446	$1,128,525	$408,904	$4,326,875
All other assets (6)				55,710
Total assets (6) (7)				$4,382,585

(1)    Amount excludes net unrealized gains and losses on derivatives and lower of cost or net realizable value adjustments.
(2)    Amount excludes Accretion Expense and Acquisition Expense.
(3)    Amount includes interest income and certain other non-operating income and expense items less Adjusted EBITDA related to our noncontrolling interests.
(4)    Amount includes the net of Adjusted EBITDA related to our noncontrolling interests, unrealized gains and losses on investments and marketable securities and certain other non-operating income and expense items.
(5)    Amount includes additions to property, plant and equipment and intangible assets, including the acquisition of assets.
(6)    Information is presented as of December 31, 2025.
(7)    Total assets includes $18.8 million of non-US total assets.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended December 31, 2024
	Water	Crude Oil	Liquids	Total
	Solutions	Logistics	Logistics	Segments
	(in thousands)
Revenues	$187,268	$195,830	$599,322	$982,420
Cost of sales (1)	2,391	167,948	567,900	738,239
Operating, general and administrative expenses (2)	52,307	10,529	14,338	77,174
Other (3)	91	1	1,481	1,573
Adjusted EBITDA	$132,661	$17,354	$18,565	$168,580
Reconciling items:
Plus - all other Adjusted EBITDA				(10,551)
Less:
Depreciation and amortization				66,239
Amortization in cost of sales - product				110
Interest expense				63,058
Loss on disposal or impairment of assets, net				9,941
Net unrealized gains on derivatives				(2,129)
Lower of cost or net realizable value adjustments				(615)
Revaluation of liabilities				(2,960)
Asset retirement obligation accretion				1,065
Adjustments related to unconsolidated entities (4)				106
Other (5)				(252)
Income from continuing operations before income taxes				$23,466

Segment capital expenditures	$21,714	$2,349	$2,317	$26,380
All other capital expenditures				8,513
Total capital expenditures (6)				$34,893

Segment assets (7)	$2,808,143	$1,271,412	$705,523	$4,785,078
All other assets (7)				63,394
Total assets (7) (8)				$4,848,472

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
(7)    Information is presented as of December 31, 2024.
(8)    Total assets includes $27.6 million of non-US total assets.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended December 31, 2025
	Water	Crude Oil	Liquids	Total
	Solutions	Logistics	Logistics	Segments
	(in thousands)
Revenues	$619,591	$707,740	$878,725	$2,206,056
Cost of sales (1)	4,046	635,584	824,052	1,463,682
Operating, general and administrative expenses (2)	162,554	30,662	26,090	219,306
Other (3)	(3,724)	—	5	(3,719)
Adjusted EBITDA	$449,267	$41,494	$28,588	$519,349
Reconciling items:
Plus - all other Adjusted EBITDA				(35,516)
Less:
Depreciation and amortization				192,858
Interest expense				194,087
Loss on disposal or impairment of assets, net				3,542
Net unrealized gains on derivatives				(10,857)
Lower of cost or net realizable value adjustments				(2,916)
Gain on early extinguishment of liabilities, net				(492)
Asset retirement obligation accretion				3,829
Adjustments related to unconsolidated entities (4)				24
Other (5)				(4,151)
Income from continuing operations before income taxes				$107,909

Segment capital expenditures	$192,350	$3,519	$4,838	$200,707
All other capital expenditures				898
Total capital expenditures (6)				$201,605

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended December 31, 2024
	Water	Crude Oil	Liquids	Total
	Solutions	Logistics	Logistics	Segments
	(in thousands)
Revenues	$550,545	$719,886	$1,227,817	$2,498,248
Cost of sales (1)	3,298	635,241	1,153,958	1,792,497
Operating, general and administrative expenses (2)	159,719	31,395	39,642	230,756
Other (3)	(402)	2	1,463	1,063
Adjusted EBITDA	$387,126	$53,252	$35,680	$476,058
Reconciling items:
Plus - all other Adjusted EBITDA				(29,995)
Less:
Depreciation and amortization				190,278
Amortization in cost of sales - product				147
Interest expense				209,977
Loss on disposal or impairment of assets, net				784
Net unrealized losses on derivatives				5,393
Lower of cost or net realizable value adjustments				(16)
Revaluation of liabilities				(2,960)
Asset retirement obligation accretion				3,093
Adjustments related to unconsolidated entities (4)				285
Other (5)				(4,855)
Income from continuing operations before income taxes				$43,937

Segment capital expenditures	$173,994	$5,188	$9,840	$189,022
All other capital expenditures				17,617
Total capital expenditures (6)				$206,639

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
(6)    Amount includes additions to property, plant and equipment and intangible assets, including the acquisition of assets.

Note 11—Transactions with Affiliates

The following table summarizes our related party transactions for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
	(in thousands)
Sales to entities affiliated with management	$182	$178	$597	$252
Purchases from equity method investees	$—	$114	$—	$255

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Affiliate balances consist of the following at the dates indicated:

	December 31, 2025	March 31, 2025
	(in thousands)
Accounts receivable-affiliates
Entities affiliated with management	$419	$135
Equity method investees	—	595
Total	$419	$730

Accounts payable-affiliates
Entities affiliated with management	$1	$1
Equity method investees	—	101
Total	$1	$102

Note 12—Revenue from Contracts with Customers

We recognize revenue for services and products under revenue contracts as our obligations to either perform services or deliver or sell products under the contracts are satisfied. Our revenue contracts in scope under ASC 606 primarily have a single performance obligation and we do not receive material amounts of non-cash consideration. Our costs to obtain or fulfill our revenue contracts were not material as of December 31, 2025.

The majority of our revenue agreements are in scope under ASC 606 and the remainder of our revenue comes from contracts that contain nonmonetary exchanges or leases in the scope of ASC 845 and ASC 842, respectively. See Note 10 for a detail of disaggregated revenue.

Remaining Performance Obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we utilized the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these contracts. The following table summarizes the amount and timing of revenue recognition for such contracts at December 31, 2025 (in thousands):

Year Ending March 31,
2026 (three months)	$37,726
2027	125,874
2028	106,020
2029	101,295
2030	88,188
2031	68,274
Thereafter	67,549
Total	$594,926

Contract Assets and Liabilities

The following tables summarize the balances of our contract assets and liabilities at the dates indicated:

	December 31, 2025	March 31, 2025
	(in thousands)
Accounts receivable from contracts with customers (1)	$405,263	$294,378
Contract assets (current)	$4,318	$512

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Contract liabilities at March 31, 2025	$9,168
Payment received and deferred	12,028
Payment recognized in revenue	(8,743)
Contract liabilities at December 31, 2025	$12,453

(1)    Amounts do not include assets classified as either held for sale or discontinued operations within our March 31, 2025 consolidated balance sheet (See Note 16).

Note 13—Leases

Lessee Accounting

Our leasing activity primarily consists of product storage, office space, real estate, railcars, and equipment.

The following table summarizes the components of our lease cost for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
	(in thousands)
Operating lease cost (1)	$10,765	$10,816	$30,502	$31,505
Variable lease cost (1)	13,270	8,744	31,933	28,306
Short-term lease cost (1)	121	250	404	1,543
Finance lease cost
Amortization of right-of-use asset (2)	260	1	540	4
Interest on lease obligation (3)	152	2	341	7
Total lease cost	$24,568	$19,813	$63,720	$61,365

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

The following table summarizes maturities of our lease obligations at December 31, 2025 (in thousands):

	Operating	Finance
Year Ending March 31,	Leases	Leases (1)
2026 (three months)	$10,704	$750
2027	40,289	2,998
2028	36,680	2,998
2029	24,460	1,373
2030	14,042	192
2031	4,834	—
Thereafter	19,896	—
Total lease payments	150,905	8,311
Less imputed interest	(28,964)	(888)
Total lease obligations	$121,941	$7,423

(1)    At December 31, 2025, the short-term finance lease obligation of $2.6 million is included in accrued expenses and other payables and the long-term finance lease obligation of $4.8 million is included in other noncurrent liabilities in our unaudited condensed consolidated balance sheet.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes supplemental cash flow information related to our leases for the periods indicated:

	Nine Months Ended December 31,
	2025	2024
	(in thousands)
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease obligations
Operating cash outflows from operating leases	$31,304	$31,922
Operating cash outflows from finance leases	$295	$7
Financing cash outflows from finance leases	$944	$14

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$34,017	$42,143
Finance leases	$8,141	$—

Amounts in the table above do not include operating cash outflows from operating leases related to our refined products and biodiesel businesses, as these amounts have been classified within discontinued operations within our unaudited condensed consolidated statements of operations (see Note 16).

Lessor Accounting and Subleases

Our lessor arrangements include storage and railcar contracts. We also, from time to time, sublease certain of our storage capacity and railcars to third-parties. Fixed rental revenue is recognized on a straight-line basis over the lease term. During the three months ended December 31, 2025 and 2024, fixed rental revenue was $3.5 million, including $1.2 million of sublease revenue, and $4.3 million, including $1.2 million of sublease revenue, respectively. During the nine months ended December 31, 2025 and 2024, fixed rental revenue was $9.9 million, including $3.1 million of sublease revenue, and $12.0 million, including $2.8 million of sublease revenue, respectively.

The following table summarizes future minimum lease payments to be received under various noncancelable operating lease agreements at December 31, 2025 (in thousands):

Year Ending March 31,
2026 (three months)	$3,133
2027	11,240
2028	8,114
2029	3,601
2030	1,808
2031	1,816
Thereafter	2,611
Total	$32,323

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

The following table summarizes changes in our allowance for expected credit losses for the period indicated:

	Accounts Receivable	Notes Receivable and Other
	(in thousands)
Allowance for expected credit losses at March 31, 2025	$3,689	$33
Change in provision for expected credit losses	34	—
Dispositions (see Note 15)	18	—
Write-offs charged against the provision	(2,486)	—
Allowance for expected credit losses at December 31, 2025	$1,255	$33

Amounts in the table above do not include allowance for expected credit losses related to assets classified as either held for sale or discontinued operations within our March 31, 2025 consolidated balance sheet (see Note 16).

Note 15—Other Matters

Sale of Marketable Equity Securities

As of March 31, 2025, we owned 1,468,337 shares of Prairie Operating Co. (“Prairie”), which were sold during the nine months ended December 31, 2025 for $6.0 million. We recognized a loss on sale of $0.6 million within other income (expense), net in our unaudited condensed consolidated statement of operations for the nine months ended December 31, 2025. This loss, combined with the $0.8 million gain on sale recognized during the three months ended March 31, 2025, resulted in an overall gain of $0.2 million on the sale of all Prairie shares we owned.

Dispositions

Water Solutions

Sale of Certain Investments in Unconsolidated Entities and Related Assets

On April 14, 2025, we sold certain investments in unconsolidated entities, property, plant and equipment and intangible assets to a third-party for total consideration of $40.3 million in cash, plus working capital. As discussed below, we recorded a loss of $8.0 million to write down certain investments in unconsolidated entities and related assets to fair value less cost to sell within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2025. We also recorded a loss of $1.0 million on the sale within loss on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations for the nine months ended December 31, 2025. We classified the assets and liabilities as held for sale as of March 31, 2025 (see Note 16).
Liquids Logistics

Wholesale Propane Disposition and Sale of Refined Products Business

On April 30, 2025, we completed the Wholesale Propane Disposition and the sale of our refined products business for total consideration of approximately $156.3 million in cash, plus working capital. We recorded a gain on each transaction totaling a combined $55.5 million, of which $17.1 million is recorded within loss on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations for the nine months ended December 31, 2025 and $38.4 million is recorded within discontinued operations (see Note 16).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Crude Oil Logistics

Sale of Certain Railcars

As of March 31, 2025, we entered into definitive agreements with third-parties to sell 135 railcars, which have been classified as held for sale (see Note 16). During the nine months ended December 31, 2025, we sold all of these railcars for total consideration of $6.7 million in cash and recognized a gain of $1.9 million within loss on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations.

In a separate transaction, on May 16, 2025, we sold 68 railcars to a third-party for total consideration of $2.1 million in cash and we recorded a gain of $0.1 million within loss on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations for the nine months ended December 31, 2025.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes the major classes of assets and liabilities classified as discontinued operations in our Liquids Logistics segment at the dates indicated:

	December 31, 2025	March 31, 2025
	(in thousands)
Assets of Discontinued Operations
Accounts receivable, net	$—	$67,350
Prepaid expenses and other current assets	150	82
Total assets of discontinued operations	$150	$67,432

Liabilities of Discontinued Operations
Accounts payable	$—	$48,454
Accrued expenses and other payables	4	4,295
Total liabilities of discontinued operations	$4	$52,749

The following table summarizes the results of operations from discontinued operations related to our refined products and biodiesel businesses for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
	(in thousands)
Revenues	$7	$566,659	$148,081	$1,790,887
Cost of sales (1)	(12)	574,531	146,508	1,806,714
Operating expenses (1)	(13)	1,206	488	3,918
General and administrative expenses (1)	—	32	(6)	144
Depreciation and amortization	—	55	—	166
Loss (gain) on disposal or impairment of assets, net	12	—	(38,358)	—
Operating income (loss) from discontinued operations	20	(9,165)	39,449	(20,055)
Interest expense	—	—	(5)	(224)
Other (expense) income, net	(25)	1	(45)	(8)
(Loss) income from discontinued operations before taxes	(5)	(9,164)	39,399	(20,287)
Income tax expense	—	(1)	(16)	(108)
(Loss) income from discontinued operations, net of tax	$(5)	$(9,165)	$39,383	$(20,395)

(1)    Negative amounts relate to prior period adjustments.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) financial condition and results of operations as of and for the three months and nine months ended December 31, 2025. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as Part II, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (“Annual Report”) filed with the Securities and Exchange Commission on May 29, 2025.

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

Sale of Certain Railcars

During the nine months ended December 31, 2025, we sold the remaining 203 railcars of our Crude Oil Logistics segment (see Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

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

The following table summarizes our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
	(in thousands)
Revenues	$909,816	$982,414	$2,206,649	$2,498,120
Cost of sales	646,074	735,421	1,449,906	1,797,641
Operating expenses	70,058	74,082	214,915	222,035
General and administrative expense	15,608	15,029	44,077	42,110
Depreciation and amortization	62,279	66,239	192,858	190,278
Loss on disposal or impairment of assets, net	6,147	9,941	3,542	784
Revaluation of liabilities	—	(2,960)	—	(2,960)
Operating income	109,650	84,662	301,351	248,232
Equity in earnings of unconsolidated entities	—	1,376	201	3,198
Interest expense	(63,834)	(63,058)	(194,087)	(209,977)
(Loss) gain on early extinguishment of liabilities, net	(1,000)	—	492	—
Other income (expense), net	3,259	486	(48)	2,484
Income from continuing operations before income taxes	48,075	23,466	107,909	43,937
Income tax benefit	119	274	362	4,899
Income from continuing operations	48,194	23,740	108,271	48,836
(Loss) income from discontinued operations, net of tax	(5)	(9,165)	39,383	(20,395)
Net income	48,189	14,575	147,654	28,441
Less: Net income from continuing operations attributable to nonredeemable noncontrolling interests	(992)	(1,053)	(2,187)	(2,777)
Less: Net income from continuing operations attributable to redeemable noncontrolling interests	(18)	(15)	(82)	(20)
Net income attributable to NGL Energy Partners LP	$47,179	$13,507	$145,385	$25,644
Adjusted EBITDA - Continuing Operations (1)	$172,528	$158,029	$483,833	$446,063

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.

Changes in commodity prices and sales volumes affect both revenues and cost of sales in our unaudited condensed consolidated statements of operations and, therefore, the impact is largely offset between these line items.

Operating income increased $25.0 million for the three months ended December 31, 2025, compared with the same period in 2024, primarily as a result of the following:

•Water Solutions – an increase of $32.8 million due primarily to higher water disposal revenues from an increase in produced water volumes processed and lower expenses mainly due to lower derivative losses, lower losses on disposal or impairment of assets and lower depreciation and amortization expense;
•Crude Oil Logistics – an increase of $1.6 million due primarily to increased volumes and derivative gains, partially offset by lower commodity prices and lower pipeline revenue due to the expiration of transportation contracts;
•Liquids Logistics – a decrease of $7.6 million due primarily to lower product margins for propane, due to the Wholesale Propane Disposition and butane, due to a weak blending market, partially offset by lower expenses due to the Wholesale Propane Disposition and derivative gains; and
•Corporate and Other – a decrease of $1.8 million due to increased legal expenses.

In addition to the items discussed above, other income was higher primarily due to gains on marketable securities, partially offset by lower equity in earnings of unconsolidated entities as we sold our equity method investments during fiscal year 2026 as well as higher interest expense (as discussed below).

Operating income increased $53.1 million for the nine months ended December 31, 2025, compared with the same period in 2024, primarily as a result of the following:

•Water Solutions – an increase of $52.9 million due primarily to higher water disposal revenues from an increase in produced water volumes processed and lower derivative losses, partially offset by increased expenses mainly due to losses on disposal or impairment of assets and higher depreciation and amortization expense;
•Crude Oil Logistics – a decrease of $18.4 million due primarily to lower pipeline revenue, as discussed above, and increased expenses due to a loss on the sale of assets, partially offset by increased revenues and volumes from higher production on acreage dedicated to us;
•Liquids Logistics – an increase of $24.3 million due primarily to lower expenses related to the Wholesale Propane Disposition, including a gain on the sale, partially offset by lower product margins, as discussed above; and
•Corporate and Other – a decrease of $5.7 million due primarily to increased legal expenses.

In addition to the items discussed above, interest expense was lower (as discussed below) and there were gains on marketable securities which were partially offset by a lower income tax benefit (see Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report), lower equity in earnings of unconsolidated entities as we sold our equity method investments during fiscal year 2026 and a loss from a legal dispute.

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

Segment Operating Results for the Three Months Ended December 31, 2025 and 2024

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Three Months Ended December 31,
	2025	2024	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees (1)	$168,673	$150,973	$17,700
Sale of recovered crude oil	23,292	24,067	(775)
Recycled water (2)	1,828	1,460	368
Other revenues (1)(2)	14,775	10,768	4,007
Total revenues	208,568	187,268	21,300
Expenses:
Cost of sales-excluding impact of derivatives	1,306	2,392	(1,086)
Cost of sales-derivative (gain) loss-unrealized	(3,017)	1,864	(4,881)
Operating expenses	51,217	51,626	(409)
General and administrative expenses	1,300	1,611	(311)
Depreciation and amortization expense	53,856	56,831	(2,975)
Loss on disposal or impairment of assets, net	5,717	10,525	(4,808)
Revaluation of liabilities	—	(2,960)	2,960
Total expenses	110,379	121,889	(11,510)
Segment operating income	$98,189	$65,379	$32,810
Adjusted EBITDA - Continuing Operations (3)	$154,496	$132,661	$21,835

Produced water processed (barrels per day)
Delaware Basin	2,715,532	2,278,291	437,241
Eagle Ford Basin	168,166	177,017	(8,851)
DJ Basin	187,235	167,989	19,246
Total	3,070,933	2,623,297	447,636
Recycled water (barrels per day)	190,032	62,787	127,245
Total (barrels per day)	3,260,965	2,686,084	574,881
Skim oil sold (barrels per day)	4,643	3,985	658
Service fees for produced water processed ($/barrel) (4)(5)	$0.60	$0.63	$(0.03)
Recovered crude oil for produced water processed ($/barrel) (4)	$0.08	$0.10	$(0.02)
Operating expenses for produced water processed ($/barrel) (4)	$0.18	$0.21	$(0.03)

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
(3)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.
(4)    Total produced water barrels processed during the three months ended December 31, 2025 and 2024 were 282,525,872 and 241,343,277, respectively. These amounts do not include 2,943,504 barrels and 16,410,749 barrels for the three months ended December 31, 2025 and 2024, respectively, related to payments made by certain producers for committed volumes not delivered, as discussed further below. In addition, water pipeline revenue, which is included in Other Revenues, includes payments from a producer for 2,198,757 and 9,938,582 committed barrels not delivered during the three months ended December 31, 2025 and 2024, respectively.
(5)    Excluding payments made by certain producers for committed volumes not delivered, service fees for produced water processed ($/barrel) would have been $0.60/barrel and $0.60/barrel during the three months ended December 31, 2025 and 2024, respectively.

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

Recycled Water Revenues. Revenue from recycled water includes the sale of produced water and recycled water for use in our customers’ completion activities. The increase was due primarily to higher recycled water volumes related to timing of water to be used in completions, partially offset by lower pricing for recycled water.

Other Revenues. Other revenues primarily include reimbursements from construction projects, booster operating fees and generator rentals, water pipeline revenues, solids disposal revenues and brackish non-potable water revenues. The increase was due primarily to higher reimbursements from construction projects and booster operating fees as well as higher water pipeline revenue, including payments from a producer for committed volumes not delivered, due to our expanded Lea County Express Pipeline system (“LEX II”) commencing operations during the three months ended December 31, 2024.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to lower costs incurred that will be reimbursed by producers for generator and fuel costs at various booster stations and lower recycling costs.

Operating and General and Administrative Expenses. The decrease was due primarily to lower incentive compensation expense and lower chemical expense due to purchasing fewer chemicals and using chemicals more efficiently, partially offset by higher utilities expense due to increased produced water volumes processed and higher royalty expense due to volumes related to the LEX II pipeline commencing operations and increased volumes at certain other saltwater disposal wells.

Depreciation and Amortization Expense. The decrease was due primarily to certain long-term assets being fully amortized, impaired or sold during the fiscal year ended March 31, 2025 and nine months ended December 31, 2025, partially offset by depreciation of newly developed facilities and infrastructure.

Loss on Disposal or Impairment of Assets, Net. During the three months ended December 31, 2025, we recorded:

•a net loss of $5.7 million primarily related to writing down the net book value of certain saltwater disposal wells and capital projects due to abandonment and the retirement of certain other assets; and
•a net gain of less than $0.1 million primarily related to the sale of certain assets.

During the three months ended December 31, 2024, we recorded:

•a net loss of $7.4 million primarily related to writing down the net book value of certain saltwater disposal wells and capital projects due to abandonment and the retirement of certain other assets;
•a loss of $3.4 million from the settlement of a dispute related to a force majeure event, which resulted in the plugging and abandoning of a disposal well in a prior period; and
•a gain of $0.2 million from insurance recoveries for certain saltwater disposal facilities and boosters damaged in a prior period.

Revaluation of Liabilities. During the three months ended December 31, 2024, there was a decrease in expense related to the write-off of a portion of our contingent consideration liability related to royalty agreements acquired as part of certain business combinations, as we no longer expect to make royalty payments for a certain saltwater disposal well that was plugged and abandoned.

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Three Months Ended December 31,
	2025	2024	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$312,372	$176,830	$135,542
Crude oil transportation and other sales	7,706	19,000	(11,294)
Total revenues	320,078	195,830	124,248
Expenses:
Cost of sales-excluding impact of derivatives	294,417	166,933	127,484
Cost of sales-derivative (gain) loss-unrealized	(110)	1,454	(1,564)
Cost of sales-derivative (gain) loss-realized	(2,646)	476	(3,122)
Operating expenses	9,810	9,940	(130)
General and administrative expenses	708	643	65
Depreciation and amortization expense	6,076	6,360	(284)
Loss on disposal or impairment of assets, net	184	—	184
Total expenses	308,439	185,806	122,633
Segment operating income	$11,639	$10,024	$1,615
Adjusted EBITDA - Continuing Operations (1)	$15,358	$17,354	$(1,996)

Crude oil sold (barrels)	5,182	2,392	2,790
Crude oil transported on owned pipelines (barrels)	7,784	5,652	2,132
Crude oil storage capacity - owned and leased (barrels) (2)	5,232	5,232	—
Crude oil storage capacity leased to third-parties (barrels) (2)	1,650	1,650	—
Crude oil inventory (barrels) (2)	493	339	154
Crude oil sold ($/barrel)	$60.280	$73.926	$(13.646)
Cost per crude oil sold ($/barrel) (3)	$56.815	$69.788	$(12.973)
Crude oil product margin ($/barrel) (3)	$3.465	$4.138	$(0.673)

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.
(2)    Information is presented as of December 31, 2025 and December 31, 2024, respectively.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in sales and cost of sales, excluding the impact of derivatives, were primarily due to higher production on acreage dedicated to us in the DJ Basin during the three months ended December 31, 2025, compared to the three months ended December 31, 2024, partially offset by lower commodity prices.

During the three months ended December 31, 2025, crude oil product margin increased compared to the three months ended December 31, 2024 due to higher crude oil barrels sold during the current quarter. Product margin per barrel decreased primarily due to lower price and quality differentials realized. There was also a decrease in commodity prices during the three months ended December 31, 2025, thus also contributing to a smaller margin per barrel for the quarter. Crude oil product margin calculations do not include gains and losses from derivatives that may offset the movement in the physical margin.

Crude Oil Transportation and Other Sales. The decrease was primarily due to lower pipeline revenue because of the expiration of certain transportation services contracts on third-party pipelines and lower rental revenue due to the sale of our railcars.

During the three months ended December 31, 2025, physical volumes on the Grand Mesa Pipeline averaged approximately 85,000 barrels per day, compared to approximately 61,000 barrels per day during the three months ended December 31, 2024. Higher contracted volumes were shipped on the Grand Mesa Pipeline due to higher production on acreage dedicated to us in the DJ Basin.

Operating and General and Administrative Expenses. Operating and general and administrative expenses during the three months ended December 31, 2025 were consistent with the three months ended December 31, 2024.

Depreciation and Amortization Expense. The decrease was primarily due to the sale of railcars during the year ended March 31, 2025 and the nine months ended December 31, 2025.

Loss on Disposal or Impairment of Assets, Net. During the three months ended December 31, 2025, we recorded a loss of $0.2 million primarily due to disposal or retirement of certain assets.

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated. As discussed above, the operating results of our refined products and biodiesel businesses have been classified as discontinued operations and prior periods have been retrospectively adjusted.

	Three Months Ended December 31,
	2025	2024	Change
	(in thousands, except per gallon amounts)
Butane:
Sales	$192,491	$266,545	$(74,054)
Cost of sales-excluding impact of derivatives	181,165	242,781	(61,616)
Cost of sales-derivative gain-unrealized	(1,638)	(3,482)	1,844
Cost of sales-derivative (gain) loss-realized	(434)	11,180	(11,614)
Product margin	13,398	16,066	(2,668)

Propane:
Sales	93,915	217,152	(123,237)
Cost of sales-excluding impact of derivatives	88,404	205,611	(117,207)
Cost of sales-derivative loss (gain)-unrealized	1,768	(1,996)	3,764
Cost of sales-derivative (gain) loss-realized	(195)	1,346	(1,541)
Product margin	3,938	12,191	(8,253)

Other products:
Sales	92,540	113,581	(21,041)
Cost of sales-excluding impact of derivatives	86,722	106,794	(20,072)
Cost of sales-derivative (gain) loss-unrealized	(18)	29	(47)
Cost of sales-derivative gain-realized	(25)	(27)	2
Product margin	5,861	6,785	(924)

Service:
Sales	2,042	2,044	(2)
Cost of sales	375	250	125
Product margin	1,667	1,794	(127)

Expenses:
Operating expenses	9,031	12,516	(3,485)
General and administrative expenses	794	1,884	(1,090)
Depreciation and amortization expense	1,541	2,222	(681)
Loss (gain) on disposal or impairment of assets, net	246	(627)	873
Total expenses	11,612	15,995	(4,383)
Segment operating income	$13,252	$20,841	$(7,589)
Adjusted EBITDA - Continuing Operations (1)	$15,196	$18,565	$(3,369)

	Three Months Ended December 31,
	2025	2024	Change
	(in thousands, except per gallon amounts)
Natural gas liquids storage capacity - owned and leased (gallons) (2)	49,571	104,029	(54,458)

Butane sold (gallons)	167,737	188,223	(20,486)
Butane sold ($/gallon)	$1.148	$1.416	$(0.268)
Cost per butane sold ($/gallon) (3)	$1.080	$1.290	$(0.210)
Butane product margin ($/gallon) (3)	$0.068	$0.126	$(0.058)
Butane inventory (gallons) (2)	21,341	30,775	(9,434)

Propane sold (gallons)	105,134	224,485	(119,351)
Propane sold ($/gallon)	$0.893	$0.967	$(0.074)
Cost per propane sold ($/gallon) (3)	$0.841	$0.916	$(0.075)
Propane product margin ($/gallon) (3)	$0.052	$0.051	$0.001
Propane inventory (gallons) (2)	22,563	66,335	(43,772)

Other products sold (gallons)	74,465	77,295	(2,830)
Other products sold ($/gallon)	$1.243	$1.469	$(0.226)
Cost per other products sold ($/gallon) (3)	$1.165	$1.382	$(0.217)
Other products product margin ($/gallon) (3)	$0.078	$0.087	$(0.009)
Other products inventory (gallons) (2)	8,962	5,223	3,739

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.
(2)    Information is presented as of December 31, 2025 and December 31, 2024, respectively.
(3)    Cost and product margin per gallon excludes the impact of derivatives.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, during the three months ended December 31, 2025, compared to the three months ended December 31, 2024 were primarily due to lower butane prices and volumes during the three months ended December 31, 2025, compared to the three months ended December 31, 2024.

Butane product margins, excluding the impact of derivatives, decreased during the three months ended December 31, 2025, compared to the three months ended December 31, 2024 due to a weak gasoline blending season in certain markets and higher-priced inventory was sold into a declining market.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were due primarily to the Wholesale Propane Disposition.

Propane product margins, excluding the impact of derivatives, decreased during the three months ended December 31, 2025 primarily due to the Wholesale Propane Disposition.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were primarily due to decreased commodity prices during the three months ended December 31, 2025, compared to the three months ended December 31, 2024.

Other products sales product margins, excluding the impact of derivatives, decreased during the three months ended December 31, 2025 primarily due to lower commodity prices and lower asphalt volumes and margins due to tighter supply.

Service Sales and Cost of Sales. The sales include storage, terminaling and transportation services income. Sales and cost of sales during the three months ended December 31, 2025 were consistent with the three months ended December 31, 2024.

Operating and General and Administrative Expenses. The decrease during the three months ended December 31, 2025 compared to the three months ended December 31, 2024 was due to the Wholesale Propane Disposition.

Depreciation and Amortization Expense. The decrease during the three months ended December 31, 2025 compared to the three months ended December 31, 2024 was due to the Wholesale Propane Disposition.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the three months ended December 31, 2025, we recorded a net loss of $0.2 million due to the Wholesale Propane Disposition. During the three months ended December 31, 2024, we recorded a net gain of $0.6 million due to the sale of land.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Three Months Ended December 31,
	2025	2024	Change
	(in thousands)
Other revenues:
Service revenues	$182	$178	$4
Expenses:
General and administrative expenses	12,806	10,891	1,915
Depreciation and amortization expense	806	826	(20)
Loss on disposal or impairment of assets, net	—	43	(43)
Total expenses	13,612	11,760	1,852
Operating loss	$(13,430)	$(11,582)	$(1,848)
Adjusted EBITDA - Continuing Operations (1)	$(12,522)	$(10,551)	$(1,971)

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.

Service Revenues. These revenues relate to billings to the noncontrolling interest holders for usage of the airplanes acquired in June and October 2024.

General and Administrative Expenses. The increase was primarily due to lower allocations of overhead expenses to the other business segments in the current year due to recent disposition transactions and increased legal expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense during three months ended December 31, 2025 was consistent with the prior year period.

Loss on Disposal or Impairment of Assets, Net. During the three months ended December 31, 2024, we recorded a net loss of less than $0.1 million due to the write-off of information technology equipment.

Interest Expense

The following table summarizes the components of our consolidated interest expense for the periods indicated:

	Three Months Ended December 31,
	2025	2024	Change
	(in thousands)
Senior secured notes	$45,102	$45,500	$(398)
Senior secured term loan “B” credit facility (“Term Loan B”)	13,231	15,031	(1,800)
Asset-based revolving credit facility (“ABL Facility”)	2,743	6,807	(4,064)
Other indebtedness	(199)	356	(555)
Total debt interest expense	60,877	67,694	(6,817)
Amortization of debt issuance costs	3,159	3,056	103
Unrealized gain on interest rate swaps	(338)	(7,131)	6,793
Realized loss (gain) on interest rate swaps	136	(561)	697
Total interest expense	$63,834	$63,058	$776

The debt interest expense decreased $6.8 million during the three months ended December 31, 2025 primarily due to a lower weighted average daily balance on the ABL Facility and lower interest rates on the Term Loan B for the three months ended December 31, 2025 compared to our outstanding debt instruments in the prior year period.

Segment Operating Results for the Nine Months Ended December 31, 2025 and 2024

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Nine Months Ended December 31,
	2025	2024	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees (1)	$497,875	$440,212	$57,663
Sale of recovered crude oil	76,166	79,551	(3,385)
Recycled water (2)	4,527	4,399	128
Other revenues (1)(2)	41,023	26,383	14,640
Total revenues	619,591	550,545	69,046
Expenses:
Cost of sales-excluding impact of derivatives	4,046	5,969	(1,923)
Cost of sales-derivative (gain) loss-unrealized	(8,291)	1,391	(9,682)
Cost of sales-derivative gain-realized	—	(2,671)	2,671
Operating expenses	162,227	158,062	4,165
General and administrative expenses	3,624	4,342	(718)
Depreciation and amortization expense	167,482	162,066	5,416
Loss on disposal or impairment of assets, net	15,013	1,780	13,233
Revaluation of liabilities	—	(2,960)	2,960
Total expenses	344,101	327,979	16,122
Segment operating income	$275,490	$222,566	$52,924
Adjusted EBITDA - Continuing Operations (3)	$449,267	$387,126	$62,141

Produced water processed (barrels per day)
Delaware Basin	2,523,782	2,263,365	260,417
Eagle Ford Basin	184,791	180,540	4,251
DJ Basin	173,812	146,613	27,199
Total	2,882,385	2,590,518	291,867
Recycled water (barrels per day)	189,956	86,442	103,514
Total (barrels per day)	3,072,341	2,676,960	395,381
Skim oil sold (barrels per day)	4,750	4,060	690
Service fees for produced water processed ($/barrel) (4)(5)	$0.63	$0.62	$0.01
Recovered crude oil for produced water processed ($/barrel) (4)	$0.10	$0.11	$(0.01)
Operating expenses for produced water processed ($/barrel) (4)	$0.20	$0.22	$(0.02)

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
(3)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.
(4)    Total produced water barrels processed during the nine months ended December 31, 2025 and 2024 were 792,655,933 and 712,392,342, respectively. These amounts do not include 42,981,316 barrels and 35,804,097 barrels for the nine months ended December 31, 2025 and 2024, respectively, related to payments made by certain producers for committed volumes not delivered, as discussed further below. In addition, water pipeline revenue, which is included in Other Revenues, includes payments from a producer for 19,804,902 and 9,938,582 committed barrels not delivered during the nine months ended December 31, 2025 and 2024, respectively.

(5)    Excluding payments made by certain producers for committed volumes not delivered, service fees for produced water processed ($/barrel) would have been $0.61/barrel and $0.60/barrel during the nine months ended December 31, 2025 and 2024, respectively.

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

Recycled Water Revenues. The increase was due primarily to higher recycled water volumes related to timing of water to be used in completions, partially offset by lower pricing for recycled water.

Other Revenues. The increase was due primarily to higher water pipeline revenue, including payments from a producer for committed volumes not delivered, due to our LEX II commencing operations during the three months ended December 31, 2024, as well as higher reimbursements from construction projects and booster operating fees.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to lower costs incurred that will be reimbursed by producers for generator and fuel costs at various booster stations and lower recycling costs.

Operating and General and Administrative Expenses. The increase was due primarily to higher utilities expense due to increased produced water volumes processed and higher royalty expense due to volumes related to the LEX II pipeline commencing operations and increased volumes at certain other saltwater disposal wells, partially offset by lower incentive compensation expense and lower chemical expense due to purchasing fewer chemicals and using chemicals more efficiently.

Depreciation and Amortization Expense. The increase was due primarily to depreciation of newly developed facilities and infrastructure, partially offset by certain long-term assets being fully amortized, impaired or sold during the fiscal year ended March 31, 2025 and nine months ended December 31, 2025.

Loss on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2025, we recorded:

•a net loss of $16.6 million primarily related to writing down the net book value of certain saltwater disposal wells and capital projects due to abandonment and the retirement of certain other assets;
•a gain of $2.2 million from insurance recoveries for certain saltwater disposal facilities and boosters damaged in a prior period; and
•a net loss of $0.6 million primarily related to the sale of certain assets.

During the nine months ended December 31, 2024, we recorded:

•a net loss of $11.0 million primarily related to writing down the net book value of certain saltwater disposal wells and capital projects due to abandonment and the retirement of certain other assets;
•a net gain of $10.5 million primarily related to the sale of certain assets;
•a loss of $3.4 million from the settlement of a dispute related to a force majeure event, which resulted in the plugging and abandoning of a disposal well in a prior period; and
•a gain of $2.0 million from insurance recoveries for certain saltwater disposal facilities and boosters damaged in a prior period.

Revaluation of Liabilities. During the nine months ended December 31, 2024, there was a decrease in expense related to the write-off of a portion of our contingent consideration liability related to royalty agreements acquired as part of certain business combinations, as we no longer expect to make royalty payments for a certain saltwater disposal well that was plugged and abandoned.

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Nine Months Ended December 31,
	2025	2024	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$682,724	$664,452	$18,272
Crude oil transportation and other sales	25,016	55,434	(30,418)
Total revenues	707,740	719,886	(12,146)
Expenses:
Cost of sales-excluding impact of derivatives	638,492	633,977	4,515
Cost of sales-derivative gain-unrealized	(1,554)	(4,538)	2,984
Cost of sales-derivative (gain) loss-realized	(2,878)	1,265	(4,143)
Operating expenses	28,763	29,530	(767)
General and administrative expenses	2,070	2,025	45
Depreciation and amortization expense	18,204	19,086	(882)
Loss (gain) on disposal or impairment of assets, net	4,108	(412)	4,520
Total expenses	687,205	680,933	6,272
Segment operating income	$20,535	$38,953	$(18,418)
Adjusted EBITDA - Continuing Operations (1)	$41,494	$53,252	$(11,758)

Crude oil sold (barrels)	10,779	8,434	2,345
Crude oil transported on owned pipelines (barrels)	19,407	17,172	2,235
Crude oil storage capacity - owned and leased (barrels) (2)	5,232	5,232	—
Crude oil storage capacity leased to third-parties (barrels) (2)	1,650	1,650	—
Crude oil inventory (barrels) (2)	493	339	154
Crude oil sold ($/barrel)	$63.338	$78.783	$(15.445)
Cost per crude oil sold ($/barrel) (3)	$59.235	$75.169	$(15.934)
Crude oil product margin ($/barrel) (3)	$4.103	$3.614	$0.489

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.
(2)    Information is presented as of December 31, 2025 and December 31, 2024, respectively.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in sales and cost of sales, excluding the impact of derivatives, were primarily due to higher production on acreage dedicated to us in the DJ Basin during the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024, partially offset by lower commodity prices.

During the nine months ended December 31, 2025, crude oil product margin increased compared to the nine months ended December 31, 2024 due to higher crude oil barrels sold during the current quarter. Product margin per barrel also increased due to a more significant decrease in commodity prices during the nine months ended December 31, 2024 compared to the nine months ended December 31, 2025, thus contributing to a higher margin per barrel for the current period. Crude oil product margin calculations do not include gains and losses from derivatives that may offset the movement in the physical margin.

Crude Oil Transportation and Other Sales. The decrease was primarily due to lower pipeline revenue because of the expiration of certain transportation services contracts on third-party pipelines and lower rental revenue due to the sale of our railcars.

During the nine months ended December 31, 2025, physical volumes on the Grand Mesa Pipeline averaged approximately 71,000 barrels per day, compared to approximately 62,000 barrels per day during the nine months ended December 31, 2024. Higher contracted volumes were shipped on the Grand Mesa Pipeline due to higher production on acreage dedicated to us in the DJ Basin.

Operating and General and Administrative Expenses. The decrease was primarily due to lower incentive compensation expense accrued during the nine months ended December 31, 2025, and lower repairs and maintenance expense, partially offset by higher utilities expense on the Grand Mesa Pipeline from higher volumes flowing through the system during the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024.

Depreciation and Amortization Expense. The decrease was primarily due to the sale of railcars during the year ended March 31, 2025 and the nine months ended December 31, 2025.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2025, we recorded a loss from the sale of linefill held on third-party pipelines of $5.9 million, which includes a loss from derivatives of $1.8 million from hedging transactions relating to the sale of linefill barrels. We also recorded of loss of $0.3 million related to the retirement of certain assets. In addition, we recorded a gain of $2.0 million from the sale of railcars during the nine months ended December 31, 2025. During the nine months ended December 31, 2024, we recorded a net gain of $0.4 million primarily due to a gain on the sale of certain assets.

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated. As discussed above, the operating results of our refined products and biodiesel businesses have been classified as discontinued operations and prior periods have been retrospectively adjusted.

	Nine Months Ended December 31,
	2025	2024	Change
	(in thousands, except per gallon amounts)
Butane:
Sales	$406,228	$488,265	$(82,037)
Cost of sales-excluding impact of derivatives	380,296	452,185	(71,889)
Cost of sales-derivative (gain) loss-unrealized	(1,674)	4,167	(5,841)
Cost of sales-derivative (gain) loss-realized	(1,766)	11,113	(12,879)
Product margin	29,372	20,800	8,572

Propane:
Sales	187,314	405,588	(218,274)
Cost of sales-excluding impact of derivatives	179,654	391,112	(211,458)
Cost of sales-derivative loss-unrealized	664	4,358	(3,694)
Cost of sales-derivative gain-realized	(1,269)	(6,761)	5,492
Product margin	8,265	16,879	(8,614)

Other products:
Sales	280,074	322,418	(42,344)
Cost of sales-excluding impact of derivatives	263,193	305,316	(42,123)
Cost of sales-derivative (gain) loss-unrealized	(2)	15	(17)
Cost of sales-derivative gain-realized	(109)	(123)	14
Product margin	16,992	17,210	(218)

Service:
Sales	5,109	11,546	(6,437)
Cost of sales	1,108	1,246	(138)
Product margin	4,001	10,300	(6,299)

Expenses:
Operating expenses	23,925	34,443	(10,518)
General and administrative expenses	2,304	5,382	(3,078)
Depreciation and amortization expense	4,648	6,943	(2,295)
Gain on disposal or impairment of assets, net	(15,577)	(627)	(14,950)
Total expenses	15,300	46,141	(30,841)
Segment operating income	$43,330	$19,048	$24,282
Adjusted EBITDA - Continuing Operations (1)	$28,588	$35,680	$(7,092)

	Nine Months Ended December 31,
	2025	2024	Change
	(in thousands, except per gallon amounts)
Natural gas liquids storage capacity - owned and leased (gallons) (2)	49,571	104,029	(54,458)

Butane sold (gallons)	376,117	393,195	(17,078)
Butane sold ($/gallon)	$1.080	$1.242	$(0.162)
Cost per butane sold ($/gallon) (3)	$1.011	$1.150	$(0.139)
Butane product margin ($/gallon) (3)	$0.069	$0.092	$(0.023)
Butane inventory (gallons) (2)	21,341	30,775	(9,434)

Propane sold (gallons)	209,214	445,578	(236,364)
Propane sold ($/gallon)	$0.895	$0.910	$(0.015)
Cost per propane sold ($/gallon) (3)	$0.859	$0.878	$(0.019)
Propane product margin ($/gallon) (3)	$0.036	$0.032	$0.004
Propane inventory (gallons) (2)	22,563	66,335	(43,772)

Other products sold (gallons)	220,239	213,958	6,281
Other products sold ($/gallon)	$1.272	$1.507	$(0.235)
Cost per other products sold ($/gallon) (3)	$1.195	$1.427	$(0.232)
Other products product margin ($/gallon) (3)	$0.077	$0.080	$(0.003)
Other products inventory (gallons) (2)	8,962	5,223	3,739

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.
(2)    Information is presented as of December 31, 2025 and December 31, 2024, respectively.
(3)    Cost and product margin per gallon excludes the impact of derivatives.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, during the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024 were primarily due to lower butane prices and volumes during the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024.

Butane product margins, excluding the impact of derivatives, decreased during the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024 due to a weak gasoline blending season in certain markets.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were due primarily to the Wholesale Propane Disposition.

Propane product margins, excluding the impact of derivatives, decreased during the nine months ended December 31, 2025 was primarily due the Wholesale Propane Disposition. In addition, margins were negatively impacted due to selling higher priced inventory into a declining market early in the current period.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were primarily due to decreased commodity prices during the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024, partially offset by increased volumes.

Other products sales product margins, excluding the impact of derivatives, decreased during the nine months ended December 31, 2025 primarily due to lower commodity prices and lower asphalt volumes and margins due to tighter supply.

Service Sales and Cost of Sales. The sales include storage, terminaling and transportation services income. Sales and cost of sales decreased during the nine months ended December 31, 2025 due to the Wholesale Propane Disposition and the expiration of a throughput agreement in the prior fiscal year.

Operating and General and Administrative Expenses. The decrease during the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024 was due to the Wholesale Propane Disposition.

Depreciation and Amortization Expense. The decrease during the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024 was due to the Wholesale Propane Disposition.

Gain on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2025, we recorded a net gain of $17.1 million due to the Wholesale Propane Disposition. We also recorded a net loss of $1.6 million related to the impairment of certain right-of-use assets. During the nine months ended December 31, 2024, we recorded a net gain of $0.6 million due to the sale of land.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Nine Months Ended December 31,
	2025	2024	Change
	(in thousands)
Other revenues:
Service revenues	$597	$252	$345
Expenses:
General and administrative expenses	36,079	30,361	5,718
Depreciation and amortization expense	2,524	2,183	341
(Gain) loss on disposal or impairment of assets, net	(2)	43	(45)
Total expenses	38,601	32,587	6,014
Operating loss	$(38,004)	$(32,335)	$(5,669)
Adjusted EBITDA - Continuing Operations (1)	$(35,516)	$(29,995)	$(5,521)

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.

Service Revenues. These revenues relate to billings to the noncontrolling interest holders for usage of the airplanes acquired in June and October 2024.

General and Administrative Expenses. The increase was primarily due to lower legal expenses in the prior year due primarily to a reimbursement of legal expenses related to a dispute associated with commercial activities and lower allocations of overhead expenses to the other business segments in the current year due to recent disposition transactions.

Depreciation and Amortization Expense. The increase during the nine months ended December 31, 2025 was due to depreciation of the two airplanes put into service during the year ended March 31, 2025.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2024, we recorded a net loss of less than $0.1 million due to the write-off of information technology equipment.

Interest Expense

The following table summarizes the components of our consolidated interest expense for the periods indicated:

	Nine Months Ended December 31,
	2025	2024	Change
	(in thousands)
Senior secured notes	$135,465	$136,500	$(1,035)
Term Loan B	41,587	49,083	(7,496)
ABL Facility	6,642	16,352	(9,710)
Other indebtedness	864	1,260	(396)
Total debt interest expense	184,558	203,195	(18,637)
Amortization of debt issuance costs	9,412	8,831	581
Unrealized loss on interest rate swaps	444	342	102
Realized gain on interest rate swaps	(327)	(2,391)	2,064
Total interest expense	$194,087	$209,977	$(15,890)

The debt interest expense decreased $18.6 million during the nine months ended December 31, 2025 primarily due to a lower weighted average daily balance on the ABL Facility and lower interest rates on the Term Loan B for the nine months ended December 31, 2025 compared to our outstanding debt instruments in the prior year period.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
	(in thousands)
Net income	$48,189	$14,575	$147,654	$28,441
Less: Net income from continuing operations attributable to nonredeemable noncontrolling interests	(992)	(1,053)	(2,187)	(2,777)
Less: Net income from continuing operations attributable to redeemable noncontrolling interests	(18)	(15)	(82)	(20)
Net income attributable to NGL Energy Partners LP	47,179	13,507	145,385	25,644
Interest expense	63,812	63,032	194,024	210,161
Income tax benefit	(119)	(273)	(346)	(4,791)
Depreciation and amortization	61,747	65,786	190,795	189,181
EBITDA	172,619	142,052	529,858	420,195
Net unrealized (gains) losses on derivatives	(3,016)	(1,099)	(10,873)	22,489
Lower of cost or net realizable value adjustments (1)	(2,491)	(2,978)	(2,916)	(4,209)
Loss (gain) on disposal or impairment of assets, net (2)	6,153	10,212	(34,831)	1,061
Loss (gain) on early extinguishment of liabilities, net	1,000	—	(492)	—
Revaluation of liabilities	—	(2,960)	—	(2,960)
Other (3)	(1,704)	2,425	4,163	2,688
Adjusted EBITDA	$172,561	$147,652	$484,909	$439,264
Adjusted EBITDA - Discontinued Operations (4)	$33	$(10,377)	$1,076	$(6,799)
Adjusted EBITDA - Continuing Operations	$172,528	$158,029	$483,833	$446,063

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

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts in our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
	(in thousands)
Depreciation and amortization per EBITDA table	$61,747	$65,786	$190,795	$189,181
Intangible asset amortization recorded to cost of sales	—	(110)	—	(147)
Depreciation and amortization attributable to unconsolidated entities	—	(107)	(24)	(286)
Depreciation and amortization attributable to noncontrolling interests	532	790	2,087	1,891
Depreciation and amortization attributable to discontinued operations	—	(120)	—	(361)
Depreciation and amortization per unaudited condensed consolidated statements of operations	$62,279	$66,239	$192,858	$190,278

	Nine Months Ended December 31,
	2025	2024
	(in thousands)
Depreciation and amortization per EBITDA table	$190,795	$189,181
Amortization of debt issuance costs recorded to interest expense	9,412	8,831
Amortization of royalty expense recorded to operating expense	185	185
Depreciation and amortization attributable to unconsolidated entities	(24)	(286)
Depreciation and amortization attributable to noncontrolling interests	2,087	1,891
Depreciation and amortization attributable to discontinued operations	—	(361)
Depreciation and amortization per unaudited condensed consolidated statements of cash flows	$202,455	$199,441

The following table summarizes additional amounts attributable to discontinued operations in the EBITDA and Adjusted EBITDA table above for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
	(in thousands)
Income tax expense	$—	$1	$16	$108
Net unrealized (gains) losses on derivatives	$(1)	$1,030	$(16)	$17,096
Lower of cost or net realizable value adjustments	$—	$(2,363)	$—	$(4,193)
Loss (gain) on disposal or impairment of assets, net	$12	$—	$(38,358)	$—

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated:

	Three Months Ended December 31, 2025
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Continuing Operations	Discontinued Operations	Consolidated
	(in thousands)
Operating income (loss)	$98,189	$11,639	$13,252	$(13,430)	$109,650	$—	$109,650
Depreciation and amortization	53,856	6,076	1,541	806	62,279	—	62,279
Net unrealized (gains) losses on derivatives	(3,017)	(110)	112	—	(3,015)	—	(3,015)
Lower of cost or net realizable value adjustments	—	(2,491)	—	—	(2,491)	—	(2,491)
Loss on disposal or impairment of assets, net	5,717	184	246	—	6,147	—	6,147
Other income (expense), net	4,108	(841)	(10)	2	3,259	—	3,259
Adjusted EBITDA attributable to noncontrolling interests	(1,510)	—	—	(72)	(1,582)	—	(1,582)
Other	(2,847)	901	55	172	(1,719)	—	(1,719)
Discontinued operations	—	—	—	—	—	33	33
Adjusted EBITDA	$154,496	$15,358	$15,196	$(12,522)	$172,528	$33	$172,561

	Three Months Ended December 31, 2024
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Continuing Operations	Discontinued Operations	Consolidated
	(in thousands)
Operating income (loss)	$65,379	$10,024	$20,841	$(11,582)	$84,662	$—	$84,662
Depreciation and amortization	56,831	6,360	2,222	826	66,239	—	66,239
Amortization in cost of sales-product	—	—	110	—	110	—	110
Net unrealized losses (gains) on derivatives	1,864	1,454	(5,447)	—	(2,129)	—	(2,129)
Lower of cost or net realizable value adjustments	—	(540)	(75)	—	(615)	—	(615)
Loss (gain) on disposal or impairment of assets, net	10,525	—	(627)	43	9,941	—	9,941
Other (expense) income, net	(1,095)	1	1,500	80	486	—	486
Adjusted EBITDA attributable to unconsolidated entities	1,505	—	(21)	—	1,484	—	1,484
Adjusted EBITDA attributable to noncontrolling interests	(1,564)	—	—	(66)	(1,630)	—	(1,630)
Revaluation of liabilities	(2,960)	—	—	—	(2,960)		(2,960)
Other	2,176	55	62	148	2,441	—	2,441
Discontinued operations	—	—	—	—	—	(10,377)	(10,377)
Adjusted EBITDA	$132,661	$17,354	$18,565	$(10,551)	$158,029	$(10,377)	$147,652

	Nine Months Ended December 31, 2025
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Continuing Operations	Discontinued Operations	Consolidated
	(in thousands)
Operating income (loss)	$275,490	$20,535	$43,330	$(38,004)	$301,351	$—	$301,351
Depreciation and amortization	167,482	18,204	4,648	2,524	192,858	—	192,858
Net unrealized gains on derivatives	(8,291)	(1,554)	(1,012)	—	(10,857)	—	(10,857)
Lower of cost or net realizable value adjustments	—	28	(2,944)	—	(2,916)	—	(2,916)
Loss (gain) on disposal or impairment of assets, net	15,013	4,108	(15,577)	(2)	3,542	—	3,542
Other income (expense), net	4,008	(840)	(356)	(2,860)	(48)	—	(48)
Adjusted EBITDA attributable to unconsolidated entities	221	—	4	—	225	—	225
Adjusted EBITDA attributable to noncontrolling interests	(4,254)	—	—	(238)	(4,492)	—	(4,492)
Other	(402)	1,013	495	3,064	4,170	—	4,170
Discontinued operations	—	—	—	—	—	1,076	1,076
Adjusted EBITDA	$449,267	$41,494	$28,588	$(35,516)	$483,833	$1,076	$484,909

	Nine Months Ended December 31, 2024
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Continuing Operations	Discontinued Operations	Consolidated
	(in thousands)
Operating income (loss)	$222,566	$38,953	$19,048	$(32,335)	$248,232	$—	$248,232
Depreciation and amortization	162,066	19,086	6,943	2,183	190,278	—	190,278
Amortization in cost of sales-product	—	—	147	—	147	—	147
Net unrealized losses (gains) on derivatives	1,391	(4,538)	8,540	—	5,393	—	5,393
Lower of cost or net realizable value adjustments	—	—	(16)	—	(16)	—	(16)
Loss (gain) on disposal or impairment of assets, net	1,780	(412)	(627)	43	784	—	784
Other income, net	816	2	1,519	147	2,484	—	2,484
Adjusted EBITDA attributable to unconsolidated entities	3,541	—	(56)	—	3,485	—	3,485
Adjusted EBITDA attributable to noncontrolling interests	(4,400)	—	—	(100)	(4,500)	—	(4,500)
Revaluation of liabilities	(2,960)	—	—	—	(2,960)	—	(2,960)
Other	2,326	161	182	67	2,736	—	2,736
Discontinued operations	—	—	—	—	—	(6,799)	(6,799)
Adjusted EBITDA	$387,126	$53,252	$35,680	$(29,995)	$446,063	$(6,799)	$439,264

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

We believe that our anticipated cash flows from operations and the borrowing capacity under the ABL Facility will be sufficient to meet our liquidity needs. Our borrowing needs vary during the year due in part to the seasonal nature of certain businesses within our Liquids Logistics segment. Our greatest working capital borrowing needs generally occur during the period of June through December, when we are building our natural gas liquids inventories in anticipation of the butane blending and propane heating seasons. Our working capital borrowing needs generally decline during the period of January through March, when the cash inflows from our Liquids Logistics segment are the greatest. In addition, our working capital borrowing needs vary with changes in commodity prices. A significant increase in commodity prices could drive up our working capital demands and limit our ability to continue to delever our balance sheet and restrict our financial flexibility. To protect our liquidity and leverage, we have in the past and may in the future enter into economic hedges that mitigate this exposure when we are building inventory. There were no open financial derivative contracts for the purpose of an economic hedge of our physical inventory volumes as of December 31, 2025.

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

Total commitments under the ABL Facility are $475.0 million, subject to a borrowing base, and includes a sub-limit for letters of credit of $200.0 million. At December 31, 2025, $92.0 million was outstanding under the ABL Facility, letters of credit outstanding were $58.4 million and we had a borrowing base of $392.5 million. The ABL Facility is scheduled to mature at the earliest of (a) February 2, 2029 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, subject to certain exceptions.

For additional information related to the ABL Facility, see Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

As of December 31, 2025, our current assets exceeded our current liabilities by approximately $74.6 million.

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

Term Loan B

On February 2, 2024, we entered into a new seven-year $700.0 million Term Loan B. The Term Loan B matures on February 2, 2031 and will amortize in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount, with the balance payable on maturity. The amount outstanding at December 31, 2025 is $687.8 million.

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

	Capital Expenditures			Other
	Expansion	Maintenance	Other (1)	Investments (2)
	(in thousands)
Three Months Ended December 31,
2025	$119,728	$9,732	$—	$—
2024	$16,329	$18,571	$(7)	$—

Nine Months Ended December 31,
2025	$169,251	$32,354	$—	$—
2024	$148,649	$57,947	$43	$106

(1)    Amounts for the three months and nine months ended December 31, 2024 are related to a transaction classified as an acquisition of assets in a prior period.
(2)    Amount for the nine months ended December 31, 2024 relates to contributions made to unconsolidated entities. There were no other investments during the three months ended December 31, 2024 and the three months and nine months ended December 31, 2025.

There were no acquisitions during the three months or nine months ended December 31, 2025 or 2024.

Capital expenditures for the fiscal year ending March 31, 2026 are expected to be approximately $220 million to $230 million.

Distributions Declared

On December 16, 2025, the board of directors of our GP declared a cash distribution for the quarter ended December 31, 2025 to the holders of the Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”), the Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) and the 9.00% Class D Preferred Units (“Class D Preferred Units”). The total distribution of $24.9 million was made on January 15, 2026 to the holders of record at the close of trading on January 1, 2026.

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

Sources (Uses) of Cash

The following table summarizes the sources (uses) of cash and cash equivalents for the periods indicated related to continuing operations (see the footnotes to our unaudited condensed consolidated financial statements included in this Quarterly Report for the footnotes referenced in the table):

	Cash Flow	Nine Months Ended December 31,
	Category	2025	2024
		(in thousands)
Sources of cash and cash equivalents:
Net cash provided by operating activities-continuing operations	Operating	$240,475	$122,498
Proceeds from divestitures of businesses and investments, net (see Note 15)	Investing	88,639	68,500
Proceeds from sales of assets (see Note 15)	Investing	72,586	20,048
Net settlements of derivatives (see Note 9)	Investing	8,353	—
Net proceeds from borrowings under ABL Facility (see Note 6)	Financing	—	226,000
Proceeds from borrowings on other long-term debt (see Note 6)	Financing	—	12,720

Uses of cash and cash equivalents:
Capital expenditures (see Note 10)	Investing	(189,636)	(207,965)
Class D preferred unit repurchases (see Note 8)	Financing	(127,150)	—
Distributions to preferred unitholders (see Note 8)	Financing	(83,924)	(276,356)
Common unit repurchases and cancellations (see Note 8)	Financing	(44,814)	(2,126)
Repayment and repurchase of senior secured notes (see Note 6)	Financing	(17,274)	—
Net payments on borrowings under ABL Facility (see Note 6)	Financing	(17,000)	—
Payments on Term Loan B (see Note 6)	Financing	(5,250)	(5,250)
Warrant repurchases	Financing	—	(6,929)
Net settlements of derivatives (see Note 9)	Investing	—	(4,837)

Other sources / (uses) – net	Investing and Financing	(7,346)	(5,894)
Net decrease in cash and cash equivalents-continuing operations		$(82,341)	$(59,591)

Operating Activities-Continuing Operations. The increase in net cash provided by operating activities during the nine months ended December 31, 2025 was due primarily to higher earnings from operations as well as fluctuations in working capital, particularly accounts receivable and accounts payable, due to higher crude oil volumes and lower crude oil prices, lower purchases and sales of natural gas liquids due to the Wholesale Propane Disposition and the timing of invoices and payments on construction projects. Also, on June 13, 2024, we paid LCT Capital, LLC (“LCT”) $63.3 million related to the legal judgment against us, of which $27.2 million represented interest and $0.1 million of costs awarded to LCT.

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

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the prime rate or a secured overnight financing rate (“SOFR”) plus an applicable margin. At December 31, 2025, $92.0 million was outstanding under the ABL Facility at a weighted average interest rate of 7.29%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $0.1 million, based on borrowings outstanding at December 31, 2025.

The Term Loan B is variable-rate debt with interest rates that are generally indexed to SOFR plus an applicable margin. At December 31, 2025, $687.8 million was outstanding under the Term Loan B with an interest rate of SOFR of 3.72% plus a margin of 3.50%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $0.9 million, based on borrowings outstanding at December 31, 2025.

Interest Rate Swaps

In March and April 2024, we entered into two $200.0 million interest rate swaps to reduce the variability of cash outflows associated with our floating-rate, SOFR-based borrowings, including borrowings on the Term Loan B. An increase of 10% in the value of the underlying interest rate swaps would result in a net change in the fair value of our interest rate swaps of $0.3 million at December 31, 2025.

Preferred Unit Distributions

The current distribution rate for the Class B Preferred Units is the three-month CME Term SOFR interest rate plus a tenor spread adjustment of 0.26161% plus a spread of 7.213% (see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). A change in interest rates of 0.125% would result in an increase or decrease of our quarterly Class B Preferred Unit distribution of $0.1 million, based on the Class B Preferred Units outstanding at December 31, 2025.

The current distribution rate for the Class C Preferred Units is the three-month CME Term SOFR interest rate plus a spread of 7.384% (see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). A change in interest rates of 0.125% would result in an increase or decrease of our quarterly Class C Preferred Unit distribution of less than $0.1 million, based on the Class C Preferred Units outstanding at December 31, 2025.

The current distribution rate for the Class D Preferred Units is the three-month CME Term SOFR interest rate plus a spread of 7.00% (see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). A change in interest rates of 0.125% would result in an increase or decrease of our quarterly Class D Preferred Unit distribution of $0.2 million, based on the Class D Preferred Units outstanding at December 31, 2025.

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

Although we use financial derivative instruments to reduce the market price risk associated with forecasted transactions, we do not account for financial derivative transactions as hedges. All changes in the fair value of our physical contracts that do not qualify as normal purchases and normal sales and settlements (whether cash transactions or non-cash mark-to-market adjustments) are reported within cost of sales (for purchase contracts) in our unaudited condensed consolidated statements of operations, regardless of whether the contract is physically or financially settled, and within cash flows from operations in our unaudited condensed consolidated statements of cash flows.

The following table summarizes the hypothetical impact on the December 31, 2025 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity.

Increase (Decrease) To Fair Value
(in thousands)
Crude oil (Water Solutions segment)	$214
Crude oil (Crude Oil Logistics segment)	$(2,051)
Propane (Liquids Logistics segment)	$(47)
Butane (Liquids Logistics segment)	$(886)
Other (Liquids Logistics segment)	$(15)

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

At December 31, 2025, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

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

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our GP, of the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2025. Based on this evaluation, the principal executive officer and principal financial officer of our GP have concluded that as of December 31, 2025, such disclosure controls and procedures were effective.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table summarizes our common unit repurchases during the three months ended December 31, 2025:

			Total Number of
			Common Units	Approximate Dollar Value
	Total Number of	Average Price	Purchased as Part	of Common Units
	Common Units	Paid Per	of Publicly Announced	that May Yet be Purchased
Period	Purchased	Common Unit	Program	under the Program
October 1-31, 2025	—	$—	—	$18,806,134
November 1-30, 2025 (1)	1,017,193	$9.8027	1,017,193	$8,823,518
December 1-31, 2025	593,895	$9.6842	593,895	$3,060,243
Total	1,611,088		1,611,088

(1)    Includes a privately negotiated repurchase of 450,000 common units at a per unit purchase price of $9.86 and an aggregate purchase price of approximately $4.4 million. The price per unit was based on the closing unit price the day prior to the transaction date.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

During the three months ended December 31, 2025, no director or officer of the Partnership adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

*    Exhibits filed with this report.
**    The following documents are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at December 31, 2025 and March 31, 2025, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2025 and 2024, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended December 31, 2025 and 2024, (iv) Unaudited Condensed Consolidated Statements of Changes in Equity for the three months and nine months ended December 31, 2025 and 2024, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2025 and 2024, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NGL Energy Partners LP

	By:	NGL Energy Holdings LLC, its general partner

Date: February 3, 2026		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: February 3, 2026		By:	/s/ Bradley P. Cooper
Bradley P. Cooper
Chief Financial Officer