Form 10-K
period 2026-03-31
NGL Energy Partners LP
filed 2026-05-28
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒
The aggregate market value at September 30, 2025 of the Common Units held by non-affiliates of the registrant, based on the reported closing price of the Common Units on the New York Stock Exchange on such date ($6.00 per Common Unit) was $527.7 million. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such a determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.
At May 26, 2026, there were 124,814,289 common units issued and outstanding.

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

We have presented operational data in Part I, Item 1–“Business” for the year ended March 31, 2026. Unless otherwise indicated, this data is as of March 31, 2026.

Item 1.    Business

Overview

Originally formed in September 2010, we are a Delaware master limited partnership and our business is currently organized into the following three segments:

•Our Water Solutions segment transports, treats, recycles and disposes of produced and flowback water generated from crude oil and natural gas production. We also sell produced water for reuse and recycle to our producer customers to be used in their crude oil exploration and production activities. As part of processing water, we aggregate and sell recovered crude oil, also known as skim oil. We also dispose of solids such as tank bottoms, drilling fluids and drilling muds and perform other ancillary services such as truck washouts. Our activities in this segment are underpinned by long-term, fixed fee contracts and acreage dedications, a significant portion of which contain minimum volume commitments with leading oil and gas companies including large, investment grade producer customers.
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

Business Repositioning

Over the past several years, we have undertaken a number of important strategic actions in an effort to capitalize on the Partnership’s core areas of competitive strength and focus on generating stable, growing and predictable cash flows, while improving our credit profile. We believe our actions have simplified our business mix, have allowed us to focus on moving to becoming a pure play water solutions company and have improved our overall financial position. As part of these actions, we completed the below dispositions during the current fiscal year:

•On April 14, 2025, we sold certain investments in unconsolidated entities, property, plant and equipment and intangible assets in our Water Solutions segment;
•On April 30, 2025, we sold our refined products business, which was part of our Liquids Logistics segment, including certain working capital items; and
•On April 30, 2025, we sold most of our wholesale propane business, 17 of our natural gas liquids terminals, our interest in an unconsolidated entity and working capital (“Wholesale Propane Disposition”), which was part of our Liquids Logistics segment.

For more information regarding our results of operations and reportable segments, see Part II, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 to our consolidated financial statements included in this Annual Report. For more information regarding our disposition transactions and the impact to our operations, see Part II, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 and Note 17 to our consolidated financial statements included in this current Annual Report and our Annual Reports on Form 10-K for the years ended March 31, 2025 and 2024.

Debt Refinancing

On March 12, 2026, we closed a debt refinancing transaction of $950.0 million consisting of a new seven-year senior secured 2026 term loan “B” credit facility (“2026 Term Loan B”).

In connection with the closing of the debt refinancing transaction, our asset-based revolving credit facility (“ABL Facility”) was amended to reduce our total commitments and to make other changes to the terms thereof.

For additional information related to the 2026 Term Loan B and ABL Facility, see Note 7 to our consolidated financial statements included in this Annual Report.

Primary Service Areas

The following map shows the primary service areas of our businesses at May 28, 2026:

Corporate Offices
Key Operating Basins
Water Solutions Facilities
Crude Oil Terminals
Grand Mesa Crude Oil Pipeline
Ambassador Liquids Pipeline
Liquids Terminals

Organizational Chart

The following chart provides a summarized overview of our legal entity structure at May 28, 2026:

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

Our Business Strategies

Our principal business objectives are to maximize the profitability and stability of our businesses, grow our businesses in an accretive and prudent manner, and maintain a strong balance sheet. We intend to accomplish these business objectives by executing the following strategies:

•Position the Partnership as a leading pure play produced water infrastructure platform providing water solutions to upstream customers. We currently operate the largest integrated produced water pipeline, disposal, and water handling network in the Delaware Basin, supported by long-term, fee-based producer contracts and continue to enhance our ability to transport produced water from the wellhead to treatment for disposal, recycle, or discharge through our expanding pipeline infrastructure and ongoing disposal capacity investments. While maintaining complementary crude oil and natural gas liquids logistics operations, capital allocation and strategic focus are centered on providing water solutions services, which will reduce earnings volatility and enhance cash flow stability.
•Prudently managing our balance sheet to provide us with maximum financial flexibility for funding our operations, capital projects and strategic acquisitions. Our primary focus is to eliminate our Class D Preferred Units (“Class D Preferred Units”) and reduce debt, lower our leverage and maintain sufficient liquidity to finance growth projects and eventually reinstate the payment of common unit distributions. We are also focused on maintaining credit metrics to manage existing and future capital requirements as well as to take advantage of market opportunities. We expect to continue to evaluate the capital markets and may opportunistically pursue financing transactions to optimize our capital structure.
•Operating in a safe and environmentally responsible manner. We seek to operate our business in a safe and environmentally responsible manner by working with our employees, customers, vendors and local communities to minimize our environmental impact and comply with local, state and federal environmental laws and regulations.
•Focusing on consistent annual cash flows from operations under multi-year contracts that minimize commodity price risk and generate fee-based revenues. We intend to focus on generating revenues under long-term, fixed fee contracts in addition to back-to-back contracts which minimize commodity price exposure. We seek to continue to increase cash flows that are supported by certain fixed fee, multi-year contracts, some of which include acreage dedications or minimum volume commitments from producers.
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

Our Competitive Strengths

We believe that we are well positioned to successfully execute our business strategies and achieve our principal business objectives because of the following competitive strengths:

•Our water processing facilities, which are strategically located near areas of high crude oil and natural gas production. Our water processing facilities are located among the most prolific crude oil and natural gas producing areas in the United States, including the Delaware Basin, the Denver-Julesburg (“DJ”) Basin and the Eagle Ford Basin. These assets are underpinned by long-term, fixed fee contracts and acreage dedications, a significant portion of which contain minimum volume commitments. Additionally, we believe that the technological capabilities of our Water Solutions business can be quickly implemented at new facilities and locations as needed. Our system located in the Northern Delaware Basin is an integrated network of large diameter produced water pipelines, recycling facilities and disposal wells that collectively provides reliable service to producer customers and would be difficult for competitors to replicate at this time.
•Our network of crude oil transportation and storage assets located in the DJ Basin and Cushing, Oklahoma. Our strategically deployed terminals, as well as our owned and contracted pipeline capacity, provide access to producers in the DJ Basin. These operations are supported by certain long-term, fixed rate contracts with acreage dedications with producers, refiners and marketers and which include minimum volume commitments on our storage tanks and owned and leased pipelines.

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

Our Businesses

Water Solutions

Overview. Our Water Solutions segment transports, treats, recycles and disposes of produced and flowback water generated from crude oil and natural gas production. We also sell produced water for reuse and recycle to our producer customers to be used in their crude oil exploration and production activities. As part of processing water, we aggregate and sell recovered crude oil, also known as skim oil. We also dispose of solids such as tank bottoms, drilling fluids and drilling muds and perform other ancillary services such as truck washouts. Our activities in this segment are underpinned by long-term, fixed fee contracts and acreage dedications, a significant portion of which contain minimum volume commitments with leading oil and gas companies including large, investment grade producer customers.

We operate in a number of the most prolific crude oil and natural gas producing areas in the United States including the Delaware Basin in New Mexico and Texas, the DJ Basin in Colorado and the Eagle Ford Basin in Texas. With a system that handled approximately 1.063 billion barrels of produced water across its areas of operation during the year ended March 31, 2026, we believe that we are the largest independent produced water transportation and disposal company in the United States. Our core asset in the Water Solutions segment is our system located in the Northern Delaware Basin, where we own and operate the largest integrated network of large diameter produced water pipelines, recycling facilities and disposal wells. This system spans six counties in New Mexico and Texas that represent one of the most prolific crude oil producing regions in the United States with some of the most economic hydrocarbon resources and lowest break-even economics for producers. Our system has approximately 840 miles of newly-built, in-service large diameter produced water pipelines connected to 59 active saltwater disposal facilities and 141 active disposal wells. We currently have approximately 766,000 acres dedicated to our Northern Delaware system under long-term agreements providing a multi-decade drilling inventory and significant growth opportunity. In addition, we have significant minimum volume commitments and other commercial agreements covering the Delaware, DJ and Eagle Ford Basins. Our focus in building our Water Solutions business has been to secure long-term, fixed fee contracts that contain minimum volume commitments, acreage dedications or similarly strong contractual relationships with large, well-capitalized producer customers.

During the quarter ended December 31, 2024, we completed the expansion of our Lea County Express Pipeline System (“LEX II Expansion”) from a capacity of 140,000 barrels of water per day to 340,000 barrels of water per day. The addition of a second large diameter pipeline, disposal wells, and facilities has expanded the capabilities of our existing produced water super-system and created a significantly larger outlet for produced water disposal within the Delaware Basin. The 27-mile, 30-inch produced water pipeline transports water to areas outside the core of the basin thereby further diversifying the geographic location of our disposal operations. The LEX II Expansion is fully underwritten by a minimum volume commitment contract that includes an acreage dedication extension with an investment grade oil and gas producer. The LEX II Expansion includes an incremental increase in committed acreage and volumes under dedication from the producer.

On May 7, 2026, we announced a further expansion of our LEX II Pipeline System to increase capacity by 165,000 barrels of water per day with a capability to transport approximately 560,000 barrels of water per day on the LEX II system.

The LEX II Expansion is underwritten by a newly executed long-term volume commitment contract that includes increased volume commitments, and an additional four township committed area in Eddy County, New Mexico. Additionally, the LEX II Expansion is expandable up to 650,000 barrels of water per day.

As part of our operations, we also recycle water, which includes the sale of produced water and recycled water for use in our customers’ completion activities. During the year ended March 31, 2026, we sold approximately 72.5 million barrels of recycled water.

Operations. Our customers bring produced and flowback water generated by crude oil and natural gas exploration and production operations to our facilities for treatment through pipeline gathering systems and by truck. During the year ended March 31, 2026, in the Delaware Basin, we received approximately 99% of produced and flowback water via pipelines. Once we take delivery of the water, the level of processing is determined by the ultimate disposition of the water.

Our facilities dispose of produced water primarily into deep underground formations via injection wells. At our disposal facilities, we use proprietary well maintenance programs to enhance injection rates and extend the useful lives of the wells.

We own 91 water treatment and disposal facilities, including 202 injection wells. The location and permitted processing capacities of these facilities are summarized below.

	Number of	Number of	Permitted Processing Capacity (barrels per day)
Location	Facilities (1)	Wells	Own (2)	Lease (3)	Total
Delaware Basin (4) - Texas and New Mexico	59	141	1,479,000	3,942,300	5,421,300
Eagle Ford Basin (4)(5) - Texas	18	30	424,000	332,000	756,000
DJ Basin - Colorado	13	30	378,000	142,500	520,500
Other Basins - Texas	1	1	20,000	—	20,000
Total - All Facilities	91	202	2,301,000	4,416,800	6,717,800

(1)    We own the land on which 39 of the 91 water treatment and disposal facilities are located and we either have easements or lease the land on which the remaining water treatment and disposal facilities are located.
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

See Note 17 to our consolidated financial statements included in this Annual Report for all related dispositions in the current and prior years for the Water Solutions segment.

Customers. Our primary customers consist mainly of large publicly traded, oil and gas companies with diversified acreage positions across multiple leading oil and gas plays. During the year ended March 31, 2026, 78% of the revenues of our Water Solutions segment were generated from our ten largest customers of the segment. Additionally, certain key customers of the Water Solutions segment contribute significantly to the cash flows and profitability of the Partnership. Any loss of those customers or their contracts could have an adverse impact on our financial results.

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

Pricing Policy. We charge customers a fee per barrel of produced water received. Our contractual agreements can consist of: (a) minimum volume commitments requiring the customer to deliver a specified minimum volume of produced water over a specified period of time; (b) acreage dedications requiring the customer to deliver all volumes produced from the dedicated acreage with us; and (c) produced water pipeline and trucked disposal agreements providing interruptible service in exchange for a fee per barrel of produced water received. We also generate revenue from the sale of crude oil we recover in processing the produced water. In addition, we may charge fees for the sale of produced water for reuse and recycle by our customers, pipeline transportation fees, pipeline interconnection fees and solids disposal fees.

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

Our foundational asset in this segment is the Grand Mesa Pipeline, a 550-mile pipeline that transports crude oil from its origin in Weld County, Colorado to our terminal in Cushing, Oklahoma. The main line portion of this pipeline is comprised of a 34.09% undivided interest with Saddlehorn Pipeline Company, LLC (“Saddlehorn”) in which we have ownership of 150,000 barrels per day of capacity. During the year ended March 31, 2026, approximately 72,000 barrels per day of crude oil were transported on the Grand Mesa Pipeline. Operating costs associated with the Grand Mesa Pipeline are allocated to us based on our proportionate ownership interest and throughput. We also own and operate origin terminals at Lucerne and Riverside, Colorado, where we aggregate crude oil volumes of different types and grades and store them until they are ready for transfer to the Grand Mesa Pipeline. The Lucerne terminal has approximately 950,000 barrels of storage and a 12 bay truck loading facility. The Riverside terminal has approximately 20,000 barrels of storage and a four bay truck loading facility.

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

Customers. Our customers include crude oil refiners, producers, and marketers. During the year ended March 31, 2026, 79% of the revenues of our Crude Oil Logistics segment were generated from our ten largest customers of the segment. Additionally, certain key customers of the Crude Oil Logistics segment contribute significantly to the cash flows and profitability of the Partnership. Any loss of those customers or their contracts could have an adverse impact on our financial results.

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

Supply. We obtain crude oil from a large base of suppliers, which consists primarily of crude oil producers. We currently purchase crude oil from 72 producers at 423 leases.

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

Liquids Logistics

Overview. Our Liquids Logistics segment conducts supply operations for natural gas liquids to commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our five owned terminals, third-party storage and terminal facilities, access to nine common carrier pipelines and a fleet of leased railcars. We also provide services for marine exports of butane through our facility located in Chesapeake, Virginia and we also own a propane pipeline in Michigan. We attempt to reduce our exposure to price fluctuations by using back-to-back physical contracts and pre-sale agreements that allow us to lock in a margin on a percentage of our winter volumes. We also enter into financially settled derivative contracts as economic hedges of our physical inventory, physical sales and physical purchase contracts. We employ a number of contractual and hedging strategies to minimize commodity exposure and maximize earnings stability of this segment. During the year ended March 31, 2026, we sold approximately 1.2 billion gallons of natural gas liquids or 3.17 million gallons per day.

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

We own 29 transloading units, which enable transfer of product from railcars to trucks. These transloading units can be moved to locations along a railroad where it is most economical to transfer product at sites which otherwise would be out of reach of this product.

We own the Ambassador Pipeline, an approximately 225-mile propane pipeline, which runs from the Kalkaska gas plant in Kalkaska County, Michigan to a termination point near Marysville in St. Clair County, Michigan. The Wheeler propane terminal, in central Michigan, is located at the mid-point of the pipeline.

We utilize a fleet of approximately 3,600 high-pressure and general purpose leased railcars of which 123 railcars are subleased by third parties.

We lease storage space to accommodate the supply requirements and contractual needs of our retail and wholesale customers.

The following table summarizes our significant leased storage space at natural gas liquids storage facilities and interconnects to those facilities:

	Leased Storage Space (in gallons)
Storage Facility Location	Beginning April 1, 2026	At March 31, 2026	Storage Interconnects
Michigan	10,500,000	10,500,000	Rail and Truck Facility
Mississippi	8,400,000	8,400,000	Pipeline and Rail Facility
Texas	210,000	210,000	Pipeline and Rail Facility
Utah	—	5,880,000	Rail Facility
United States Total	19,110,000	24,990,000

Alberta, Canada	1,323,420	1,323,420	Pipeline and Rail Facility
Canada Total	1,323,420	1,323,420

Total	20,433,420	26,313,420

Customers. Our customers include national, regional and independent retail, industrial, wholesale, petrochemical, refiner and natural gas liquids production customers. During the year ended March 31, 2026, 45% of the revenues of our Liquids Logistics segment were generated from our ten largest customers of the segment. Additionally, certain key customers of the Liquids Logistics segment contribute significantly to the cash flows and profitability of the Partnership. Any loss of those customers or their contracts could have an adverse impact on our financial results.

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

Human Capital

At March 31, 2026, we had 449 employees in 14 states and Canada. Of those employees, 214 provide work primarily for our Water Solutions segment, 55 provide work primarily for our Crude Oil Logistics segment, 60 provide work primarily for our Liquids Logistics segment, and 120 provide administrative services to the various business segments. NGL is an equal-opportunity employer, and our employee handbook underscores that commitment, with policies prohibiting discrimination, harassment, and retaliation.

We understand the importance of competitive benefits packages for the health and welfare of our employees and for our ability to recruit and retain the best talent. In that regard, at the end of fiscal year 2021, we implemented $20 per hour minimum wage for all regular, full-time employees. More than 97% of our eligible employees participated in the NGL 401(k) Plan in fiscal year 2026. As of January 1, 2023, we shortened the NGL 401(k) eligibility period from the first day after six months of employment to the first day of the month after three months of employment. In addition, we provide access to a traditional PPO or a high-deductible medical plan including a health savings account with employer contributions; a flexible spending account option for those not enrolled in the high-deductible medical plan; a dental plan; a vision plan; an Employee Assistance Plan including free counseling for employees and members of their household; company-paid short-term disability coverage; voluntary long-term disability coverage; company-paid life and AD&D coverage; and voluntary life and AD&D coverage options for employees and their family members.

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

Hydraulic Fracturing. Hydraulic fracturing involves the injection of water, sand, and chemicals under pressure into the formation to stimulate oil and gas production. We do not conduct any hydraulic fracturing activities. However, a portion of our customers’ crude oil and natural gas production is developed from unconventional sources that require hydraulic fracturing as part of the completion process, and our Water Solutions segment treats and disposes of produced water generated from crude oil and natural gas production, including production employing hydraulic fracturing. Legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of underground injection and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed in recent sessions of Congress. Congress will likely continue to consider legislation to amend the Safe Drinking Water Act to subject hydraulic fracturing operations to regulation under the Act’s UIC program and/or require disclosure of chemicals used in the hydraulic fracturing process. Federal agencies, including the EPA and the United States Department of the Interior (“DOI”), have asserted their regulatory authority to, for example, study the potential impacts of hydraulic fracturing on the environment, and initiate rulemakings to compel disclosure of the chemicals used in hydraulic fracturing operations, and establish pretreatment standards and effluent limitation guidelines for produced water from hydraulic fracturing operations. In addition, some states and local governments have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing, which include additional permit requirements, public disclosure of fracturing fluid contents, operational restrictions, and/or temporary or permanent bans on hydraulic fracturing. We expect that scrutiny of hydraulic fracturing activities will continue in the future.

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

Greenhouse Gas Regulation

There is a growing concern, both nationally and internationally, about climate change and the contribution of greenhouse gas (“GHG”) emissions, most notably methane and carbon dioxide, to climate change. This growing concern has resulted in a steady stream of legislation considered by Congress to address climate change through a variety of mechanisms, including carbon taxes and carbon cap-and-trade programs. For example, in February 2021, the Climate Emergency Act of 2021 was introduced in the House of Representative by Rep. Earl Blumenauer (D-OR) as H.R. 795 and in the Senate by Sen. Bernie Sanders (I-VT), which would require the President of the United States to declare a national climate emergency and take various actions to address climate change. The ultimate outcome of any possible future federal legislative initiatives is uncertain. In addition, several states have already adopted legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap-and-trade programs. For example, on October 7, 2023, California Governor Gavin Newsom signed SB 253, the Climate Corporate Data Accountability Act, and SB 261, the Climate-Related Financial Risk Act. These two bills apply to companies doing business in California and require disclosure of, among certain other climate-related financial risk information, Scope 1 and 2 GHG emissions, beginning in 2026 (on prior fiscal year information), and Scope 3 GHG emissions, beginning in 2027 (on prior fiscal year information). These bills are currently subject to various legal challenges, and the outcomes of those challenges are uncertain. In November 2025, the U.S. Court of Appeals for the Ninth Circuit granted a motion for injunction as to the enforcement of SB 261; however, a similar motion for injunction as to the enforcement of SB 253 was denied, meaning SB 253 and its initial reporting deadline in August 2026 currently remain unaffected. Additionally, the New York State Department of Environmental Conservation established a mandatory GHG reporting program that requires certain emitters of GHG emission sources to annually report their emissions and related data. These mandates could affect our business, and they are being routinely evaluated to determine applicability and relevant requirements.

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

On March 6, 2024, the Securities and Exchange Commission (“SEC”) adopted a new set of rules that require a wide range of climate-related disclosures, including material climate-related risks, information on any climate-related targets or goals that are material to the registrant’s business, results of operations, or financial condition, Scope 1 and Scope 2 GHG emissions on a phased-in basis by certain larger registrants when those emissions are material and the filing of an attestation report covering the same, and disclosure of the financial statement effects of severe weather events and other natural conditions including costs and losses. Compliance dates under the final rule are phased in by registrant category. Multiple lawsuits have been filed challenging the SEC’s new climate rules, which have been consolidated and will be heard in the U.S. Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC issued an order staying the final rules pending judicial review before ultimately voting to withdraw its defense of the rule on March 27, 2025. In September 2025, the Eighth Circuit indicated that the case will be held in abeyance until such time that the SEC decides to reconsider the challenged rules by notice-and-comment rulemaking or renews its defense.

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
•Artificial intelligence presents risks and challenges that can impact our business, including by posing security risks to our confidential information, proprietary information and personal data.

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

•the cost of acquisitions, if any;
•restrictions contained in the ABL Facility, 2026 Term Loan B and the indenture governing our $900.0 million of 8.125% senior secured notes due 2029 (“2029 Senior Secured Notes”) and $1.3 billion of 8.375% senior secured notes due 2032 (“2032 Senior Secured Notes”) (collectively, the “Indenture”);
•restrictions contained in the agreements relating to our Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”), Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) and Class D Preferred Units (collectively, the “Preferred Units”);
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

At March 31, 2026, our outstanding long-term debt was $3.3 billion. Our level of indebtedness could have important consequences to us, including the following:

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

We may not have sufficient cash flow from operations and available borrowings under the 2026 Term Loan B and ABL Facility to service our indebtedness. A significant downturn in our business or other development adversely affecting our cash flow could materially impair our ability to service our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to refinance all or a portion of our debt or sell assets. We cannot assure you that we would be able to refinance our existing indebtedness or sell assets on terms that are commercially reasonable.

Restrictions in the ABL Facility, 2026 Term Loan B and Indenture could adversely affect our business, financial position, results of operations, and the value of our common units.

The ABL Facility, 2026 Term Loan B and Indenture limit our ability to, among other things:

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

The provisions of the ABL Facility, 2026 Term Loan B and Indenture may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and responding to, changes in business conditions. In addition, a failure to comply with the provisions of these agreements could result in a default or an event of default that could enable our lenders, subject to the terms and conditions, to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral we granted them to secure our debts under our 2029 Senior Secured Notes, 2032 Senior Secured Notes, ABL Facility and 2026 Term Loan B. If the payment of our debt is accelerated, defaults under our other debt instruments, if any then exist, may be triggered, and our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment.

The Partnership may be required by Class D Preferred Unitholders to redeem all or a portion of the Class D Preferred Units, which could require a substantial amount of cash.

At any time on or after July 2, 2027, each Class D Preferred Unitholder will have the right to require the Partnership to redeem on a date not prior to the 180th day after July 2, 2027 all or a portion of the Class D Preferred Units then held by such preferred unitholder for the then-applicable redemption price, which may be paid in cash or, at the Partnership’s election, a combination of cash and a number of common units not to exceed one-half of the aggregate then-applicable redemption price (which includes accumulated distributions in arrears), as more fully described in our Partnership Agreement. Furthermore, upon a Class D Change of Control (as defined in our Partnership Agreement), each Class D Preferred Unitholder will have the right to require the Partnership to redeem the Class D Preferred Units then held by such Preferred Unitholder at a price per Class D Preferred Unit equal to the applicable redemption price (which includes accumulated distributions in arrears). We cannot assure you that we will have sufficient cash flow, liquidity or the ability to incur indebtedness or sell assets on terms that are commercially reasonable in order to redeem the Class D Preferred Units, even if required to do so. In addition, we may seek to address the outstanding balances on the Class D Preferred Units prior to when they are required to be redeemed, which may impact our ability to service our indebtedness.

Increasing interest rates could impact our financing costs, our common unit price, our ability to issue equity or incur debt, and our ability to make cash distributions at our intended levels.

Interest rates may increase in the future. As a result, interest rates on our existing and future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. We also have exposure to increases in interest rates through variable rate provisions of our Preferred Units. The distribution rates on our Class B Preferred Units converted from fixed rates to floating rates on July 1, 2022, the distribution rates on our Class C Preferred Units converted from fixed rates to floating rates on April 15, 2024 and the distribution rates on our Class D Preferred Units converted from fixed rates to floating rates on October 15, 2024. Our results of operations, cash flows and financial position could be materially adversely affected by significant changes in interest rates.

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

While we seek to minimize our exposure to third-party losses of our cash and cash equivalents, we hold our balances in several large banking institutions. Notwithstanding such allocation, we are subject to the risk of bank failure. If the banking institutions where we hold deposits were to experience a failure, we could experience losses or limitations on our cash and cash equivalents which could adversely affect our business.

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

Our operations, including those involving crude oil, condensate, natural gas liquids, crude oil and produced water, are subject to stringent federal, state, provincial and local laws and regulations relating to the protection of natural resources and the environment, health and safety, waste management, and transportation and disposal of such products and materials. We face inherent risks of incurring significant environmental costs and liabilities due to handling of produced water and hydrocarbons, such as crude oil, condensate and natural gas liquids. For instance, our Water Solutions segment carries with it environmental risks, including the risk of leakage from the treatment plants to surface or subsurface soils, surface water or groundwater, or accidental spills. Our Crude Oil Logistics and Liquids Logistics segments carry similar risks of leakage and sudden or accidental spills of crude oil, natural gas liquids, and hydrocarbons. Liability under, or violation of, environmental laws and regulations could result in, among other things, the restriction or cancellation of operations, injunctions, fines and penalties, reputational damage, expenditures for remediation and liability for natural resource damages, property damage and personal injuries.

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

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. The regulation of methane from oil and gas facilities has been subject to uncertainty in recent years, but most recently, in December 2023, the EPA finalized its rulemaking establishing New Source Performance Standards to reduce emissions of methane and other volatile organic compounds from new and modified sources. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. Internationally, the United Nations-sponsored “Paris Agreement” requires member states to individually determine and submit non-binding emissions reduction targets every five years after 2020. On January 20, 2025, President Trump issued an Executive Order for the United States to withdraw from the Paris Agreement. Such withdrawal took effect on January 27, 2026.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates recently elected to public office. These have included promises to limit emissions and curtail the production of oil and gas, such as through the cessation of leasing public land for hydrocarbon development. The topic of oil and gas leasing on public land remains politically volatile in the United States. Litigation risks are also increasing, as a number of cities and other local governments have sought to bring suit against the largest oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change. Suits have also been brought against such companies under shareholder and consumer production laws, alleging that the companies have been aware of the adverse effects of climate change but failed to adequately disclose those impacts.

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

Hydraulic fracturing is a common practice within the oil and gas exploration and production process, including within those fields where our Water Solutions and Crude Oil Logistics segments operate. The practice of hydraulic fracturing is a well-stimulation technique utilized to facilitate the production of oil and natural gas and other hydrocarbon condensates from shale and tight conventional formations. The exploration and production process, including the practice of hydraulic fracturing, is subject to regulation by state and federal authorities. Jurisdiction and applicable regulatory requirements can vary depending on the location of the activity. At the state level, some states have adopted, and others are considering adopting, legal requirements that could impose more stringent disclosure, permitting, or well-construction requirements on hydraulic fracturing operations, and states could elect to prohibit high-volume hydraulic fracturing altogether. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place, and manner of drilling activities in general or hydraulic fracturing activities in particular. The process of hydraulic fracturing has come under considerable scrutiny from sections of the public as well as environmental and other groups asserting that the practice could be responsible for incidents of induced seismicity and that chemicals used in the hydraulic fracturing process could adversely affect drinking water supplies. New laws or regulations, or changes to existing laws or regulations in response to this perceived threat may adversely impact the oil and gas drilling industry. Any current or proposed restrictions on hydraulic fracturing could lead to operational delays or increased operating costs and regulatory burdens that could make it more difficult or costly to perform hydraulic fracturing which would negatively impact our customer base resulting in an adverse effect on our profitability. On April 12, 2024, the DOI finalized a comprehensive update to federal onshore oil and gas leasing regulations on Bureau of Land Management-managed public lands, which increased bonding requirements, royalty rates, and minimum bids. Actions such as these could have a material adverse effect on us and our industry.

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

Our cross-border activities subject us to regulatory matters, including import and export licenses, tariffs, Canadian and United States customs and tax issues, and toxic substance certifications. Such regulations include the “Short Supply Controls” of the Export Administration Act, the United States-Mexico-Canada Agreement and the Toxic Substances Control Act. Violations of these licensing, tariff and tax reporting requirements could result in the imposition of significant administrative, civil and criminal penalties.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently 21% and would likely pay state and local income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the market value of our common units.

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

In general, our unitholders are entitled to a deduction for the interest we have paid or accrued on indebtedness properly allocable to our business during our taxable year. However, the deductibility of net interest expense is limited to 30% of our adjusted taxable income. For tax years beginning after December 31, 2024, adjusted taxable income is computed using an EBITDA-based calculation. Any disallowed business interest expense is then generally carried forward as a deduction in a succeeding taxable year at the partner level. These limitations might cause interest expense to be deducted by our unitholders in a later period than recognized in the GAAP financial statements.

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

A future global public health crisis could lead to interruptions in global supply chains, reduced consumer activity, disrupted travel and volatility and disruption of financial and commodity markets and related economic repercussions. Any period of economic slowdown or recession, or a period of depressed demand or prices for hydrocarbons that we handle, could have significant adverse consequences on our financial condition and the financial condition of our customers, suppliers and other counterparties, and could diminish our liquidity and negatively affect the volumes of products handled by our pipelines and other facilities.

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

Due to increased technology advances, we have become more reliant on technology to increase efficiency in our business. We use various systems in our financial and operations sectors, and this may subject our business to increased risks, including risks that may be enhanced through the use of artificial intelligence. Any future cybersecurity attacks that affect our facilities, our customers and any financial data could have a material adverse effect on our business. In addition, cybersecurity attacks on our customer and employee data may result in a financial loss, including potential fines for failure to safeguard data, and may negatively impact our reputation. Third-party systems on which we rely could also suffer operational system failure. Any of these occurrences could disrupt our business, resulting in potential liability or reputational damage or otherwise have an adverse effect on our financial results.

Artificial intelligence presents risks and challenges that can impact our business, including by posing security risks to our confidential information, proprietary information and personal data.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach of privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information, and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and have a material adverse effect on our business, financial condition and results of operations.

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

Our cybersecurity governance and strategy program to prevent, detect, manage, mitigate, and remediate cyber threats is comprised of:

•Controls based upon the NIST Cybersecurity and Artificial Intelligence Frameworks for enterprise governance, critical asset management, internal and third-party risk management, segregated access control management, data security and protection, anomaly logging and general security monitoring, incident response, security training and awareness, and disaster recovery testing.
•Security Policies and Procedures for cybersecurity, incident response, acceptable use, change control, artificial intelligence, disaster recovery, backup and recovery, business continuity, business operations recovery, third-party vendor security assessments, vulnerability and patch management, data privacy, and various regulatory compliance areas.
•Enterprise Risk Management to identify, assess and mitigate internal and third-party risks in a continuous life cycle program which is also based on the NIST Cybersecurity and Artificial Intelligence Frameworks. This risk management framework incorporates corporate and business segment SCADA (Supervisory Control and Data Acquisition) system risks for an integrated enterprise approach.
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

Cybersecurity Risk and Threat Management

Our Enterprise Cybersecurity Risk Management program is a continuous life cycle approach with a formal annual risk assessment followed by internal and third-party risk assessments throughout the year. Annually, an independent security expert vendor is engaged to conduct a cybersecurity risk assessment based upon industry and technology standards. The assessment results are prioritized then tracked within our Governance, Risk and Control system which derives the specific risk likelihood and impact mitigated risk score. Cybersecurity projects, controls and practices are then developed to mitigate the identified risks. Monthly, the Compliance and Security Steering Committee meets to review risk register, current threat assessments and related mitigation efforts for risk management tracking. Additionally, on a quarterly basis, our Chief Information Officer (“CIO”) presents Cybersecurity metrics, goals and projects including security remediation (when applicable) to the board of directors of our GP risk oversight.

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

Management’s Cyber Expertise

Our cybersecurity program is led by our CIO who is also our Chief Information Security Officer. Our CIO has been with us since 2014 and has over 35 years of information technology and compliance experience. Our CIO has a Bachelor of Science in Management Information Systems and holds the Certified Information Systems Audit security certification as well. Our security members are comprised of various industry technology skilled resources in cybersecurity, business continuity and system recovery, event management, system administration, network engineering, and regulatory compliance with a collective

100 plus years of experience. Security operations partners are also leveraged for 24x7x365 managed detection and response support plus provide expert cybersecurity resources as an extension of our team.

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

Additionally, the CIO presents a quarterly cyber update to the board of directors of our GP for an overview of cyber program key metrics and trends, cyber event executive summaries (based upon occurrence), fiscal year security goals and tracking progression, and status updates on cyber related projects and associated risks.

Item 2.    Properties

We believe that we have satisfactory title or valid rights to use all of our material properties. Although some of these properties are subject to liabilities and leases, liens for taxes not yet due and payable, encumbrances, easements and restrictions, we do not believe that any of these burdens will materially interfere with our continued use of these properties in our business, taken as a whole. Our obligations under the ABL Facility, 2026 Term Loan B and Indenture are secured by liens and mortgages on substantially all of our real and personal property.

We believe that we have all required material approvals, authorizations, orders, licenses, permits, franchises and consents of, and have obtained or made all required material registrations, qualifications and filings with, the various state and local governmental and regulatory authorities that relate to ownership of our properties or the operations of our business.

Our corporate headquarters are in Tulsa, Oklahoma and are leased. We also lease a corporate office in Denver, Colorado.

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

Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will exceed a specified threshold. Pursuant to SEC regulations, we use a threshold of $1 million for such proceedings. We believe that such threshold is reasonably designed to result in disclosure of environmental proceedings that are material to our business or financial condition. Applying this threshold, there are no environmental matters to disclose for the three years ended March 31, 2026.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units are listed on the New York Stock Exchange (“NYSE”) under the symbol “NGL.” At May 26, 2026, there were approximately 60 common unitholders of record which does not include unitholders for whom common units may be held in “street name.”

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

General Partner Interest

Our GP is entitled to 0.1% of all quarterly distributions that we make prior to our liquidation. Our GP has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its 0.1% GP interest. Our GP’s interest in our distributions may be reduced if we issue additional limited partner units in the future (other than the issuance of common units upon a reset of the IDRs) and our GP does not contribute a proportionate amount of capital to us to maintain its 0.1% GP interest. As of March 31, 2026, we own 8.69% of our GP.

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

Restrictions on the Payment of Distributions

As described in Note 7 to our consolidated financial statements included in this Annual Report, the ABL Facility, 2026 Term Loan B and Indenture contain covenants limiting our ability to pay distributions if we are in default under these agreements. Also, the 2026 Term Loan B and Indenture restrict us from paying distributions if our total leverage ratio (as defined within the Indenture and 2026 Term Loan B agreement) for the most recently ended four full fiscal quarters at the time of the distribution is greater than 4.75 to 1.00, while the ABL Facility restricts the payment of distributions if certain payment conditions (as defined in the ABL Facility) are below certain thresholds. In addition, quarterly distributions on the Preferred Units must be fully paid for all preceding fiscal quarters before we are permitted to declare or pay any distributions on our common units.

Repurchase Program

On June 5, 2024, the board of directors of our GP authorized a common unit repurchase program, under which we may repurchase up to $50.0 million of our outstanding common units from time to time in the open market, including pursuant to a repurchase program administrated in accordance with Rule 10b5-1 under the Exchange Act, or in other privately negotiated transactions. This program does not have a fixed expiration date. The common unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of our common units.

The following table summarizes our common unit repurchases during the three months ended March 31, 2026:

			Total Number of
			Common Units	Approximate Dollar Value
	Total Number of	Average Price	Purchased as Part	of Common Units
	Common Units	Paid Per	of Publicly Announced	that May Yet be Purchased
Period	Purchased	Common Unit	Program	under the Program
January 1-31, 2026	297,126	$9.5444	297,126	$285,543
February 1-28, 2026	—	$—	—	$285,543
March 1-31, 2026	—	$—	—	$285,543
	297,126		297,126

On April 8, 2026, the board of directors of our GP authorized another common unit repurchase program, under which we may repurchase up to $100.0 million of our outstanding common units from time to time in the open market, including pursuant to a repurchase plan administrated in accordance with Rule 10b5-1 under the Exchange Act, or in other privately negotiated transactions. This program does not have a fixed expiration date. The common unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of common units. Due to our new program, we do not intend to use the funds remaining under the old program.

Securities Authorized for Issuance Under Equity Compensation Plan

In connection with receiving shareholder approval on February 9, 2026, we adopted the 2025 Long-Term Incentive Plan. Please read “Securities Authorized for Issuance Under Equity Compensation Plan,” in Part III, Item 12–”Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters,” which is incorporated by reference into this Item 5.

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

NGL Energy Partners LP is a Delaware master limited partnership (“we,” “us,” “our,” or the “Partnership”). NGL Energy Holdings LLC serves as our general partner (“GP”). At March 31, 2026, our operations included three segments as discussed below.

Water Solutions

Our Water Solutions segment transports, treats, recycles and disposes of produced and flowback water generated from crude oil and natural gas production. We also sell produced water for reuse and recycle to our producer customers to be used in their crude oil exploration and production activities. As part of processing water, we aggregate and sell recovered crude oil, also known as skim oil. We also dispose of solids such as tank bottoms, drilling fluids and drilling muds and perform other ancillary services such as truck washouts. Our activities in this segment are underpinned by long-term, fixed fee contracts and acreage dedications, a significant portion of which contain minimum volume commitments with leading oil and gas companies including large, investment grade producer customers.

We operate in a number of the most prolific crude oil and natural gas producing areas in the United States including the Delaware Basin in New Mexico and Texas, the Denver-Julesburg (“DJ”) Basin in Colorado and the Eagle Ford Basin in Texas. With a system that handled approximately 1.063 billion barrels of produced water across its areas of operation during the year ended March 31, 2026, we believe that we are the largest independent produced water transportation and disposal company in the United States.

The opportunity to generate revenue in our Water Solutions segment is driven in large part by the level of crude oil production in the areas where our facilities are located. Recently, our disposal volumes have been positively impacted by the increase in the level of crude oil production, particularly in the Delaware and DJ Basins, due to higher crude oil prices. Lower crude oil prices provide producers with less incentive to drill and complete new wells, which results in lower production and negatively impacts our disposal volumes.

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

The following table summarizes the range of low and high crude oil spot prices per barrel of New York Mercantile Exchange (“NYMEX”) West Texas Intermediate Crude Oil at Cushing, Oklahoma for the periods indicated and the prices at period end:

	Crude Oil Spot Price Per Barrel
Year Ended March 31,	Low	High	At Period End
2026	$55.27	$102.88	$101.38
2025	$66.75	$86.91	$71.48
2024	$67.12	$93.68	$83.17

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

The following table summarizes the range of low and high propane spot prices per gallon at Conway, Kansas, and Mt. Belvieu, Texas, two of our main pricing hubs, for the periods indicated and the prices at period end:

	Conway, Kansas			Mt. Belvieu, Texas
	Propane Spot Price Per Gallon			Propane Spot Price Per Gallon
Year Ended March 31,	Low	High	At Period End	Low	High	At Period End
2026	$0.52	$0.84	$0.74	$0.60	$1.03	$0.82
2025	$0.61	$0.99	$0.83	$0.49	$1.01	$0.90
2024	$0.49	$0.91	$0.78	$0.53	$0.97	$0.84

The following table summarizes the range of low and high butane spot prices per gallon at Mt. Belvieu, Texas for the periods indicated and the prices at period end:

	Butane Spot Price Per Gallon
Year Ended March 31,	Low	High	At Period End
2026	$0.70	$1.19	$1.09
2025	$0.79	$1.26	$0.95
2024	$0.58	$1.14	$0.98

We believe volatility in commodity prices will continue, and our ability to adjust to and manage this volatility may impact our financial results.

Recent Developments

Debt Refinancing

On March 12 , 2026, we closed a debt refinancing transaction of $950.0 million consisting of a new seven-year senior secured 2026 term loan “B” credit facility (“2026 Term Loan B”).

In connection with the closing of the debt refinancing transaction, our asset-based revolving credit facility (“ABL Facility”) was amended to reduce our total commitments and to make other changes to the terms thereof.

For additional information related to the 2026 Term Loan B and ABL Facility, see Note 7 to our consolidated financial statements included in this Annual Report.

Discontinued Operations

Sale of Refined Products Business and Exiting Biodiesel Business

As of March 31, 2025, we completed winding down our biodiesel business (see Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K (“Annual Report”) for a further discussion).

On April 30, 2025, we sold our refined products business, including certain working capital items, to a third-party (see Note 17 to our consolidated financial statements included in this Annual Report for a further discussion).

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

Other Dispositions

Sale of Certain Investments in Unconsolidated Entities and Related Assets

On April 14, 2025, we sold certain investments in unconsolidated entities, property, plant and equipment and intangible assets to a third-party (see Note 17 to our consolidated financial statements included in this Annual Report for a further discussion).

Sale of Certain Natural Gas Liquids Terminals and Most of Our Wholesale Propane Business

On April 30, 2025, we sold most of our wholesale propane business, 17 of our natural gas liquids terminals, our interest in an unconsolidated entity and working capital (“Wholesale Propane Disposition”) to a third-party (see Note 17 to our consolidated financial statements included in this Annual Report for a further discussion).

Sale of Certain Railcars

During the year ended March 31, 2026, we sold the remaining 203 railcars of our Crude Oil Logistics segment (see Note 17 to our consolidated financial statements included in this Annual Report for a further discussion).

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

The following table summarizes our consolidated statements of operations for the periods indicated:

	Year Ended March 31,
	2026	2025	2024
	(in thousands)
Revenues	$3,156,159	$3,469,186	$4,153,307
Cost of sales	2,182,163	2,507,077	3,185,434
Operating expenses	293,587	297,686	299,605
General and administrative expense	70,108	55,593	121,625
Depreciation and amortization	254,831	254,732	266,114
Loss on disposal or impairment of assets, net	256,322	31,448	115,936
Revaluation of liabilities	4,415	(6,705)	2,680
Operating income	94,733	329,355	161,913
Equity in earnings of unconsolidated entities	201	6,565	4,120
Interest expense	(257,490)	(280,078)	(269,804)
Loss on early extinguishment of liabilities, net	(16,749)	—	(55,281)
Other income, net	526	4,262	2,782
(Loss) income from continuing operations before income taxes	(178,779)	60,104	(156,270)
Income tax benefit (expense)	276	4,885	(1,458)
(Loss) income from continuing operations	(178,503)	64,989	(157,728)
Income (loss) from discontinued operations, net of tax	39,340	(21,826)	14,604
Net (loss) income	(139,163)	43,163	(143,124)
Less: Net income from continuing operations attributable to nonredeemable noncontrolling interests	(3,376)	(3,749)	(631)
Less: Net loss (income) from continuing operations attributable to redeemable noncontrolling interests	244	(46)	—
Net (loss) income attributable to NGL Energy Partners LP	$(142,295)	$39,368	$(143,755)
Adjusted EBITDA - Continuing Operations (1)	$660,203	$622,892	$593,414

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.

Changes in commodity prices and sales volumes affect both revenues and cost of sales in our consolidated statements of operations and, therefore, the impact is largely offset between these line items.

Operating income decreased $234.6 million for the year ended March 31, 2026, compared with the same period in 2025, primarily as a result of the following:

•Water Solutions – an increase of $23.9 million due primarily to higher water disposal revenues from an increase in produced water volumes processed and higher pipeline revenues, partially offset by higher derivative losses and increased expenses, mainly due to the revaluation of liabilities and losses on disposal or impairment of assets;
•Crude Oil Logistics – a decrease of $273.0 million due primarily to a goodwill impairment charge, lower pipeline revenue, higher derivative losses and increased expenses due to a loss on the sale of assets, partially offset by increased revenues and volumes from higher production on acreage dedicated to us;
•Liquids Logistics – an increase of $34.2 million due primarily to lower expenses related to the Wholesale Propane Disposition, including a gain on the sale, partially offset by lower product margins for propane, due to the Wholesale Propane Disposition and butane, due to a weak blending market; and
•Corporate and Other – a decrease of $19.7 million due to increased equity-based compensation expense, increased legal expenses and lower overhead allocations.

In addition to the items discussed above, there was a loss (inclusive of debt issuance costs written off) related to the early termination of the seven-year senior secured 2024 term loan “B” credit facility (“2024 Term Loan B”), a lower income tax benefit (see Note 2 to our consolidated financial statements included in this Annual Report), lower equity in earnings of unconsolidated entities as we sold our equity method investments during the year ended March 31, 2026 and a loss from a legal dispute. These decreases were partially offset by lower interest expense (as discussed below) and gains on marketable securities.

Operating income increased $167.4 million for the year ended March 31, 2025, compared with the same period in 2024, primarily as a result of the following:

•Water Solutions – an increase of $80.2 million due primarily to higher water disposal revenues from an increase in produced water volumes processed and lower losses on disposal or impairment of assets;
•Crude Oil Logistics – a decrease of $6.0 million due primarily to lower sales volumes due to lower production on acreage dedicated to us and lower crude oil prices, partially offset by higher tariff revenue on the Grand Mesa Pipeline, decreased depreciation expense and higher derivative gains;
•Liquids Logistics – an increase of $27.2 million due primarily to lower expenses from the impairment of goodwill in fiscal year 2024, partially offset by higher derivative losses and lower product volumes; and
•Corporate and Other – an increase of $66.0 million due primarily to increased legal expenses in fiscal year 2024 from an increase in our accrual related to the LCT Capital, LLC (“LCT”) legal matter.

In addition to the items discussed above, there was a loss on early extinguishment of liabilities, net during the year ended March 31, 2024 due to a call premium paid for the early extinguishment of the outstanding 7.5% senior secured notes due 2026 (“2026 Senior Secured Notes”), the write-off of debt issuance costs and other expenses related to the repurchase/redemption of the 2026 Senior Secured Notes and Senior Unsecured Notes (as defined herein) and a higher income tax benefit (see Note 2 to our consolidated financial statements included in this Annual Report), partially offset by higher interest expense (as discussed below).

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

Subsequent Events

Water Disposal Agreement with Minimum Volume Commitment and Extension of Acreage Dedication

On May 7, 2026, we announced a further expansion of our Lea County Express Pipeline System (“LEX II Expansion”) to increase capacity by 165,000 barrels of water per day with a capability to transport approximately 560,000 barrels of water per day on the LEX II system. The LEX II Expansion is underwritten by a newly executed long-term volume commitment contract that includes increased volume commitments, and an additional four township committed area in Eddy County, New Mexico. Additionally, the LEX II Expansion is expandable up to 650,000 barrels of water per day.

Segment Operating Results for the Years Ended March 31, 2026 and 2025

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated.

	Year Ended March 31,
	2026	2025	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees (1)	$659,157	$599,870	$59,287
Sale of recovered crude oil	114,617	109,008	5,609
Recycled water (2)	7,138	7,544	(406)
Other revenues (1)(2)	58,002	39,265	18,737
Total revenues	838,914	755,687	83,227
Expenses:
Cost of sales-excluding impact of derivatives	6,499	7,848	(1,349)
Cost of sales-derivative loss-unrealized	21,573	4,953	16,620
Cost of sales-derivative loss (gain)-realized	2,633	(9,954)	12,587
Operating expenses	222,142	214,928	7,214
General and administrative expenses	5,124	6,120	(996)
Depreciation and amortization expense	221,048	217,227	3,821
Loss on disposal or impairment of assets, net	20,114	9,813	10,301
Revaluation of liabilities	4,415	(6,705)	11,120
Total expenses	503,548	444,230	59,318
Segment operating income	$335,366	$311,457	$23,909
Adjusted EBITDA - Continuing Operations (3)	$602,726	$541,996	$60,730

Produced water processed (barrels per day)
Delaware Basin	2,555,166	2,303,142	252,024
Eagle Ford Basin	179,789	175,251	4,538
DJ Basin	177,963	146,956	31,007
Total	2,912,918	2,625,349	287,569
Recycled water (barrels per day)	198,709	116,058	82,651
Total (barrels per day)	3,111,627	2,741,407	370,220
Skim oil sold (barrels per day)	5,119	4,268	851
Service fees for produced water processed ($/barrel) (4)(5)	$0.62	$0.63	$(0.01)
Recovered crude oil for produced water processed ($/barrel) (4)	$0.11	$0.11	$—
Operating expenses for produced water processed ($/barrel) (4)	$0.21	$0.22	$(0.01)

(1)    Water disposal service fees and Other revenues in the table above differ from the amounts reported in Note 11 to our consolidated financial statements included in this Annual Report, as the amounts in Note 11 are disaggregated by the performance obligations with type of contract and service provided and the timing of the transfer of goods and services, while the amount above is presented based on how management reviews performance. In the table above, revenues from reimbursements from construction projects, booster operating fees and generator rentals and pipeline revenue are included in Other revenues, while in Note 11 the amounts are included in Water disposal service fees.
(2)    Recycled water in the table above differs from the amount of Sale of Water reported in Note 11 to our consolidated financial statements included in this Annual Report, as the amounts in Note 11 are disaggregated by the performance obligations with type of contract and service provided and the timing of the transfer of goods and services, while the amount above is presented based on how management reviews performance. In Note 11, Sale of Water includes the sale of produced water, recycled water and brackish non-potable water, which in the table above, brackish non-potable water is included in Other revenues.
(3)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.
(4)    Total produced water barrels processed during the years ended March 31, 2026 and 2025 were 1,063,215,067 and 958,252,275, respectively. These amounts do not include 47,514,240 barrels and 49,861,950 barrels for the years ended March 31, 2026 and 2025, respectively, related to payments made by certain producers for committed volumes not delivered. In addition, water pipeline revenue, which is included in Other revenues, includes payments from a producer for 23,144,533 and 19,257,873 committed barrels not delivered during the years ended March 31, 2026 and 2025, respectively.

(5)    Excluding payments made by certain producers for committed volumes not delivered, service fees for produced water processed ($/barrel) would have been $0.60/barrel and $0.60/barrel during the years ended March 31, 2026 and 2025, respectively.

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

Other Revenues. Other revenues primarily include reimbursements from construction projects, booster operating fees and generator rentals, water pipeline revenues, solids disposal revenues and brackish non-potable water revenues. The increase was due primarily to higher water pipeline revenue, including payments from a producer for committed volumes not delivered, due to our LEX II Expansion commencing operations during the three months ended December 31, 2024, as well as higher reimbursements from construction projects and booster operating fees.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to lower costs incurred that will be reimbursed by producers for generator and fuel costs at various booster stations and lower recycling costs.

Operating and General and Administrative Expenses. The increase was due primarily to higher royalty expense due to volumes related to the LEX II Expansion commencing operations and increased volumes at certain other saltwater disposal wells and higher utilities expense due to increased produced water volumes processed, partially offset by lower chemical expense due to purchasing fewer chemicals and using chemicals more efficiently and lower bad debt expense.

Depreciation and Amortization Expense. The increase was due primarily to depreciation of newly developed facilities and infrastructure, partially offset by certain long-term assets being fully amortized, impaired or sold during the years ended March 31, 2025 and 2026.

Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2026, we recorded:

•a net loss of $21.7 million primarily related to writing down the net book value of certain saltwater disposal wells and capital projects due to abandonment and the retirement of certain other assets;
•a gain of $2.2 million from insurance recoveries for certain saltwater disposal facilities and boosters damaged in a prior period; and
•a net loss of $0.5 million primarily related to the sale of certain assets.

During the year ended March 31, 2025, we recorded:

•a net loss of $15.1 million primarily related to writing down the net book value of certain saltwater disposal wells and capital projects due to abandonment and the retirement of certain other assets;
•a net gain of $10.1 million primarily related to the sale of certain assets (see Note 17 to our consolidated financial statements included in this Annual Report);
•a loss of $8.0 million related to the write down of certain investments in unconsolidated entities and related assets to fair value less cost to sell (see Note 18 to our consolidated financial statements included in this Annual Report);
•a gain of $6.5 million from insurance recoveries for certain saltwater disposal facilities and boosters damaged in a prior period; and
•a loss of $3.4 million from the settlement of a dispute related to a force majeure event, which resulted in the plugging and abandoning of a disposal well in a prior period.

Revaluation of Liabilities. Revaluation of liabilities includes the valuation of our contingent consideration liabilities related to royalty agreements acquired as part of certain business combinations. During the year ended March 31, 2026, there was an increase in expense due primarily to higher expected produced water volumes from our customers, resulting in an increase to the expected future royalty payment. During the year ended March 31, 2025, there was a decrease in expense due primarily to lower expected produced water volumes from our customers, resulting in a decrease to the expected future royalty payment.

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Year Ended March 31,
	2026	2025	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$1,020,241	$806,653	$213,588
Crude oil transportation and other sales	34,390	73,249	(38,859)
Total revenues	1,054,631	879,902	174,729
Expenses:
Cost of sales-excluding impact of derivatives	951,676	771,526	180,150
Cost of sales-derivative loss (gain)-unrealized	5,604	(4,664)	10,268
Cost of sales-derivative loss-realized	7,001	1,792	5,209
Operating expenses	38,398	38,408	(10)
General and administrative expenses	2,752	2,673	79
Depreciation and amortization expense	24,331	25,070	(739)
Loss (gain) on disposal or impairment of assets, net	251,761	(1,004)	252,765
Total expenses	1,281,523	833,801	447,722
Segment operating (loss) income	$(226,892)	$46,101	$(272,993)
Adjusted EBITDA - Continuing Operations (1)	$58,941	$66,373	$(7,432)

Crude oil sold (barrels)	15,419	10,412	5,007
Crude oil transported on owned pipelines (barrels)	26,451	22,238	4,213
Crude oil storage capacity - owned and leased (barrels) (2)	5,232	5,232	—
Crude oil storage capacity leased to third-parties (barrels) (2)	1,650	1,650	—
Crude oil inventory (barrels) (2)	298	339	(41)
Crude oil sold ($/barrel)	$66.168	$77.473	$(11.305)
Cost per crude oil sold ($/barrel) (3)	$61.721	$74.100	$(12.379)
Crude oil product margin ($/barrel) (3)	$4.447	$3.373	$1.074

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.
(2)    Information is presented as of March 31, 2026 and March 31, 2025, respectively.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in sales and cost of sales, excluding the impact of derivatives, were due primarily to higher production on acreage dedicated to us in the DJ Basin during the year ended March 31, 2026, partially offset by lower commodity prices.

During the year ended March 31, 2026, the crude oil product margin increased compared to the year ended March 31, 2025 due to higher crude oil barrels sold during the year. Product margin per barrel also increased due to a general increase in commodity prices, specifically during the quarter ended March 31, 2026, thus contributing to a higher margin per barrel for the current period. Crude oil product margin calculations do not include gains and losses from derivatives that may offset the movement in the physical margin.

Crude Oil Transportation and Other Sales. The decrease was primarily due to lower pipeline revenue resulting from the expiration of certain transportation services contracts on third-party pipelines and lower rental revenue due to the sale of our railcars.

During the year ended March 31, 2026, physical volumes on the Grand Mesa Pipeline were approximately 72,000 barrels per day, compared to approximately 61,000 barrels per day for the year ended March 31, 2025. Higher contracted volumes were shipped on the Grand Mesa Pipeline due to higher production on acreage dedicated to us in the DJ Basin.

Operating and General and Administrative Expenses. Operating and general and administrative expenses were consistent with the prior year.

Depreciation and Amortization Expense. The decrease was primarily due to the sale of railcars during the years ended March 31, 2025 and 2026.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the year ended March 31, 2026, we recorded a net loss of $251.8 million. The net loss was due to a goodwill impairment loss of $247.8 million (see Note 5 to our consolidated financial statements included in this Annual Report). We also recorded a loss from the sale of linefill held on third-party pipelines of $5.7 million, which includes a loss from derivatives of $5.5 million from hedging transactions relating to the sale of linefill barrels, a loss of $0.3 million related to the sale or retirement of certain assets and a gain of $2.0 million from the sale of railcars (see Note 17 to our consolidated financial statements included in this Annual Report). During the year ended March 31, 2025, we recorded a net gain of $1.0 million primarily due to the gain on the sale of railcars (see Note 17 to our consolidated financial statements included in this Annual Report), partially offset by the write-down in value of linefill expected to be sold over the next four months and the loss on the sale of certain other assets.

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated. As discussed above, the operating results of our refined products and biodiesel businesses have been classified as discontinued operations and prior periods have been retrospectively adjusted.

	Year Ended March 31,
	2026	2025	Change
	(in thousands, except per gallon amounts)
Butane:
Sales	$554,491	$649,452	$(94,961)
Cost of sales-excluding impact of derivatives	521,340	606,694	(85,354)
Cost of sales-derivative loss (gain)-unrealized	10,615	(588)	11,203
Cost of sales-derivative (gain) loss-realized	(2,408)	14,724	(17,132)
Product margin	24,944	28,622	(3,678)

Propane:
Sales	336,674	755,646	(418,972)
Cost of sales-excluding impact of derivatives	316,069	721,372	(405,303)
Cost of sales-derivative (gain) loss-unrealized	(1,310)	2,973	(4,283)
Cost of sales-derivative gain-realized	(393)	(4,482)	4,089
Product margin	22,308	35,783	(13,475)

Other products:
Sales-excluding impact of derivatives	362,882	414,985	(52,103)
Cost of sales-excluding impact of derivatives	341,981	393,935	(51,954)
Cost of sales-derivative (gain) loss-unrealized	(4)	38	(42)
Cost of sales-derivative loss (gain)-realized	30	(310)	340
Product margin	20,875	21,322	(447)

Service:
Sales	8,149	13,529	(5,380)
Cost of sales	1,261	1,636	(375)
Product margin	6,888	11,893	(5,005)

Expenses:
Operating expenses	33,047	44,350	(11,303)
General and administrative expenses	3,087	7,208	(4,121)
Depreciation and amortization expense	6,201	9,408	(3,207)
(Gain) loss on disposal or impairment of assets, net	(15,551)	22,596	(38,147)
Total expenses	26,784	83,562	(56,778)
Segment operating income	$48,231	$14,058	$34,173
Adjusted EBITDA - Continuing Operations (1)	$45,483	$53,369	$(7,886)

Natural gas liquids storage capacity - owned and leased (gallons) (2)	42,641	52,721	(10,080)

Butane sold (gallons)	510,367	516,202	(5,835)
Butane sold ($/gallon)	$1.086	$1.258	$(0.172)
Cost per butane sold ($/gallon) (3)	$1.022	$1.175	$(0.153)
Butane product margin ($/gallon) (3)	$0.064	$0.083	$(0.019)
Butane inventory (gallons) (2)	23,774	21,871	1,903

Propane sold (gallons)	365,736	760,287	(394,551)
Propane sold ($/gallon)	$0.921	$0.994	$(0.073)
Cost per propane sold ($/gallon) (3)	$0.864	$0.949	$(0.085)
Propane product margin ($/gallon) (3)	$0.057	$0.045	$0.012
Propane inventory (gallons) (2)	7,297	11,833	(4,536)

Other products sold (gallons)	281,494	277,495	3,999
Other products sold ($/gallon)	$1.289	$1.495	$(0.206)
Cost per other products sold ($/gallon) (3)	$1.215	$1.420	$(0.205)
Other products product margin ($/gallon) (3)	$0.074	$0.075	$(0.001)
Other products inventory (gallons) (2)	5,166	8,556	(3,390)

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.

(2)    Information is presented as of March 31, 2026 and March 31, 2025, respectively.
(3)    Cost and product margin per gallon excludes the impact of derivatives.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were due primarily to lower butane prices and volumes during the year ended March 31, 2026, compared to the year ended March 31, 2025.

Butane product margins, excluding the impact of derivatives, decreased during the year ended March 31, 2026, compared to the year ended March 31, 2025 due to a weak gasoline blending season in certain markets and higher-priced inventory sold into a declining market.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were due primarily to the Wholesale Propane Disposition.

Propane product margins, excluding the impact of derivatives, decreased during the year ended March 31, 2026, compared to the year ended March 31, 2025 primarily due to the Wholesale Propane Disposition. In addition, margins were negatively impacted due to selling higher-priced inventory into a declining market early in the year.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were due primarily to decreased commodity prices during the year ended March 31, 2026, compared to the year ended March 31, 2025, partially offset by increased volumes.

Other products sales product margins, excluding the impact of derivatives, decreased during the year ended March 31, 2026, compared to the year ended March 31, 2025 primarily due to lower commodity prices and lower asphalt volumes and margins due to tighter supply.

Service Sales and Cost of Sales. The sales include storage, terminaling and transportation services income. Sales and cost of sales decreased during the year ended March 31, 2026 due to the Wholesale Propane Disposition and the expiration of a throughput agreement during the year ended March 31, 2025.

Operating and General and Administrative Expenses. The decrease during the year ended March 31, 2026 compared to the year ended March 31, 2025 was primarily due to the Wholesale Propane Disposition.

Depreciation and Amortization Expense. The decrease during the year ended March 31, 2026 compared to the year ended March 31, 2025 was primarily due to the Wholesale Propane Disposition.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2026, we recorded a net gain of $17.1 million due to the Wholesale Propane Disposition. We also recorded a net loss of $1.6 million related to the impairment of certain right-of-use assets. During the year ended March 31, 2025, we recorded a net loss of $22.6 million. The net loss was due to a goodwill impairment loss of $17.9 million in our Wholesale/Terminal reporting unit (see Note 5 to our consolidated financial statements included in this Annual Report). We also recorded a net loss of $7.3 million due to costs incurred related to the Wholesale Propane Disposition and a net gain of $2.0 million for the sale of the Green Bay terminal discussed in Note 17 to our consolidated financial statements included in this Annual Report.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Year Ended March 31,
	2026	2025	Change
	(in thousands)
Revenues:
Service revenues	$422	$401	$21
Expenses:
General and administrative expenses	59,145	39,592	19,553
Depreciation and amortization expense	3,251	3,027	224
(Gain) loss on disposal or impairment of assets, net	(2)	43	(45)
Total expenses	62,394	42,662	19,732
Operating loss	$(61,972)	$(42,261)	$(19,711)
Adjusted EBITDA - Continuing Operations (1)	$(46,947)	$(38,846)	$(8,101)

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.

Service Revenues. These revenues relate to billings to the noncontrolling interest holders for usage of the airplanes acquired in June and October 2024.

General and Administrative Expenses. The increase was primarily due to the addition of equity-based compensation expense related to awards granted under the 2025 Long-Term Incentive Plan (“2025 Plan”) (see Note 9 to our consolidated financial statements included in this Annual Report), increased legal expenses due primarily to a reimbursement of legal expenses related to a dispute associated with commercial activities received in the prior year and lower allocations of overhead expenses to the other business segments during the year ended March 31, 2026 due to recent disposition transactions.

Depreciation and Amortization Expense. The increase during the year ended March 31, 2026 was due to depreciation of the two airplanes put into service during the year ended March 31, 2025.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2026, we recorded a gain of less than $0.1 million on the sale of a vehicle. During the year ended March 31, 2025, we recorded a loss of less than $0.1 million due to the write-off of information technology equipment.

Interest Expense

The following table summarizes the components of our consolidated interest expense for the periods indicated:

	Year Ended March 31,
	2026	2025	Change
	(in thousands)
Senior secured notes	$180,567	$182,000	$(1,433)
2024 Term Loan B	51,203	63,118	(11,915)
ABL Facility	9,286	20,893	(11,607)
2026 Term Loan B	3,788	—	3,788
Other indebtedness	1,356	1,630	(274)
Total debt interest expense	246,200	267,641	(21,441)
Amortization of debt issuance costs	12,582	12,010	572
Unrealized (gain) loss on interest rate swaps	(1,369)	3,054	(4,423)
Realized loss (gain) on interest rate swaps	77	(2,627)	2,704
Total interest expense	$257,490	$280,078	$(22,588)

The debt interest expense decreased $21.4 million during the year ended March 31, 2026 primarily due to a lower weighted average daily balance on the ABL Facility and lower interest rates on the 2024 Term Loan B for the year ended March 31, 2026 compared to the year ended March 31, 2025.

Segment Operating Results for the Years Ended March 31, 2025 and 2024

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated.

	Year Ended March 31,
	2025	2024	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees (1)	$599,870	$572,972	$26,898
Sale of recovered crude oil	109,008	107,367	1,641
Recycled water (2)	7,544	9,785	(2,241)
Other revenues (1)(2)	39,265	40,694	(1,429)
Total revenues	755,687	730,818	24,869
Expenses:
Cost of sales-excluding impact of derivatives	7,848	10,146	(2,298)
Cost of sales-derivative loss-unrealized	4,953	385	4,568
Cost of sales-derivative (gain) loss-realized	(9,954)	763	(10,717)
Operating expenses	214,928	212,052	2,876
General and administrative expenses	6,120	5,417	703
Depreciation and amortization expense	217,227	214,480	2,747
Loss on disposal or impairment of assets, net	9,813	53,639	(43,826)
Revaluation of liabilities	(6,705)	2,680	(9,385)
Total expenses	444,230	499,562	(55,332)
Segment operating income	$311,457	$231,256	$80,201
Adjusted EBITDA - Continuing Operations (3)	$541,996	$508,308	$33,688

Produced water processed (barrels per day)
Delaware Basin	2,303,142	2,123,337	179,805
Eagle Ford Basin	175,251	142,374	32,877
DJ Basin	146,956	150,426	(3,470)
Other Basins	—	740	(740)
Total	2,625,349	2,416,877	208,472
Recycled water (barrels per day)	116,058	84,212	31,846
Total (barrels per day)	2,741,407	2,501,089	240,318
Skim oil sold (barrels per day) (4)	4,268	3,992	276
Service fees for produced water processed ($/barrel) (5)(6)	$0.63	$0.65	$(0.02)
Recovered crude oil for produced water processed ($/barrel) (5)	$0.11	$0.12	$(0.01)
Operating expenses for produced water processed ($/barrel) (5)	$0.22	$0.24	$(0.02)

(1)    Water disposal service fees and Other revenues in the table above differ from the amounts reported in Note 11 to our consolidated financial statements included in this Annual Report, as the amounts in Note 11 are disaggregated by the performance obligations with type of contract and service provided and the timing of the transfer of goods and services, while the amount above is presented based on how management reviews performance. In the table above, revenues from reimbursements from construction projects, booster operating fees and generator rentals and pipeline revenue are included in Other revenues, while in Note 11 the amounts are included in Water disposal service fees.
(2)    Recycled water in the table above differs from the amount of Sale of Water reported in Note 11 to our consolidated financial statements included in this Annual Report, as the amounts in Note 11 are disaggregated by the performance obligations with type of contract and service provided and the timing of the transfer of goods and services, while the amount above is presented based on how management reviews performance. In Note 11, Sale of Water includes the sale of produced water, recycled water and brackish non-potable water, which in the table above, brackish non-potable water is included in Other revenues.
(3)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.
(4)    As of March 31, 2023, approximately 34,380 barrels of skim oil were stored and were sold during the year ended March 31, 2024.
(5)    Total produced water barrels processed during the years ended March 31, 2025 and 2024 were 958,252,275 and 884,576,981, respectively. These amounts do not include 49,861,950 barrels and 63,968,944 barrels for the years ended March 31, 2025 and 2024, respectively, related to payments made by certain producers for committed volumes not delivered, as discussed further below. In addition, water pipeline revenue, which is included in Other revenues, includes payments from a producer for 19,257,873 committed barrels not delivered during the year ended March 31, 2025.
(6)    Excluding payments made by certain producers for committed volumes not delivered and the one-time item discussed below, service fees for produced water processed ($/barrel) would have been $0.60/barrel and $0.61/barrel during the years ended March 31, 2025 and 2024, respectively.

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

Other Revenues. The decrease was due primarily to lower land surface use revenues, mining revenues and lease revenue from certain surface use and compensation agreements primarily due to the sale of our ranches in April 2024 (see Note 17 to our consolidated financial statements included in this Annual Report). We also had lower reimbursements from construction projects, booster operating fees and generator rentals. These decreases were partially offset by higher water pipeline revenue, including payments from a producer for committed volumes not delivered, due to our LEX II Expansion commencing operations during the three months ended December 31, 2024.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to lower recycling costs and a decrease in disposal fees paid to third-parties, partially offset by costs incurred that will be reimbursed by producers for generator and fuel costs at various booster stations.

Operating and General and Administrative Expenses. The increase was due primarily to higher royalty expense due to volumes related to the LEX II Expansion commencing operations and increased volumes at certain other saltwater disposal wells, higher business insurance expense for remediation costs incurred and lower severance taxes in the prior year as a result of a severance tax refund in September 2023 related to prior periods. These increases were partially offset by lower chemical expense due to purchasing fewer chemicals and using them more efficiently and lower repairs and maintenance expense due to the timing of repairs and tank cleaning.

Depreciation and Amortization Expense. The increase was due primarily to depreciation of newly developed facilities and infrastructure, partially offset by certain long-term assets being fully amortized, impaired or sold during the years ended March 31, 2024 and 2025.

Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2025, we recorded:

•a net loss of $15.1 million primarily related to writing down the net book value of certain saltwater disposal wells and capital projects due to abandonment and the retirement of certain other assets;
•a net gain of $10.1 million primarily related to the sale of certain assets (see Note 17 to our consolidated financial statements included in this Annual Report);
•a loss of $8.0 million related to the write down of certain investments in unconsolidated entities and related assets to fair value less cost to sell (see Note 18 to our consolidated financial statements included in this Annual Report);
•a gain of $6.5 million from insurance recoveries for certain saltwater disposal facilities and boosters damaged in a prior period; and
•a loss of $3.4 million from the settlement of a dispute related to a force majeure event, which resulted in the plugging and abandoning of a disposal well in a prior period.

During the year ended March 31, 2024, we recorded:

•a net loss of $37.5 million primarily related to writing down the net book value of certain saltwater disposal wells and capital projects due to abandonment and the retirement of certain assets;
•a net loss of $17.6 million primarily related to the sale of certain assets;
•a gain of $3.9 million from insurance recoveries for certain saltwater disposal facilities and boosters damaged in a prior period; and
•an impairment of $2.4 million for certain leases due to underutilization of certain freshwater wells.

Revaluation of Liabilities. Revaluation of liabilities includes the valuation of our contingent consideration liabilities related to royalty agreements acquired as part of certain business combinations. During the year ended March 31, 2025, there was a decrease in expense due primarily to lower expected produced water volumes from our customers, resulting in a decrease to the expected future royalty payment. During the year ended March 31, 2024, there was an increase in expense due primarily to higher expected production from new customers, resulting in an increase to the expected future royalty payment.

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Year Ended March 31,
	2025	2024	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$806,653	$1,597,238	$(790,585)
Crude oil transportation and other sales	73,249	59,373	13,876
Total revenues	879,902	1,656,611	(776,709)
Expenses:
Cost of sales-excluding impact of derivatives	771,526	1,514,370	(742,844)
Cost of sales-derivative (gain) loss -unrealized	(4,664)	65,786	(70,450)
Cost of sales-derivative loss (gain) -realized	1,792	(58,419)	60,211
Operating expenses	38,408	39,004	(596)
General and administrative expenses	2,673	3,780	(1,107)
Depreciation and amortization expense	25,070	36,922	(11,852)
(Gain) loss on disposal or impairment of assets, net	(1,004)	3,094	(4,098)
Total expenses	833,801	1,604,537	(770,736)
Segment operating income	$46,101	$52,074	$(5,973)
Adjusted EBITDA - Continuing Operations (1)	$66,373	$86,887	$(20,514)

Crude oil sold (barrels)	10,412	20,068	(9,656)
Crude oil transported on owned pipelines (barrels)	22,238	25,611	(3,373)
Crude oil storage capacity - owned and leased (barrels) (2)	5,232	5,232	—
Crude oil storage capacity leased to third-parties (barrels) (2)	1,650	2,250	(600)
Crude oil inventory (barrels) (2)	339	573	(234)
Crude oil sold ($/barrel)	$77.473	$79.591	$(2.118)
Cost per crude oil sold ($/barrel) (3)	$74.100	$75.462	$(1.362)
Crude oil product margin ($/barrel) (3)	$3.373	$4.129	$(0.756)

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.
(2)    Information is presented as of March 31, 2025 and March 31, 2024, respectively.
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

During the year ended March 31, 2025, physical volumes on the Grand Mesa Pipeline were approximately 61,000 barrels per day, compared to approximately 70,000 barrels per day for the year ended March 31, 2024. Lower contracted volumes were shipped on the Grand Mesa Pipeline due to lower production on acreage dedicated to us in the DJ Basin.

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

	Year Ended March 31,
	2025	2024	Change
	(in thousands, except per gallon amounts)
Butane:
Sales	$649,452	$628,685	$20,767
Cost of sales-excluding impact of derivatives	606,694	587,307	19,387
Cost of sales-derivative (gain) loss-unrealized	(588)	3,238	(3,826)
Cost of sales-derivative loss (gain)-realized	14,724	(467)	15,191
Product margin	28,622	38,607	(9,985)

Propane:
Sales	755,646	739,591	16,055
Cost of sales-excluding impact of derivatives	721,372	692,649	28,723
Cost of sales-derivative loss (gain)-unrealized	2,973	(4,571)	7,544
Cost of sales-derivative (gain) loss-realized	(4,482)	7,034	(11,516)
Product margin	35,783	44,479	(8,696)

Other products:
Sales-excluding impact of derivatives	414,985	383,998	30,987
Cost of sales-excluding impact of derivatives	393,935	367,293	26,642
Cost of sales-derivative loss-unrealized	38	104	(66)
Cost of sales-derivative gain-realized	(310)	(79)	(231)
Product margin	21,322	16,680	4,642

Service:
Sales	13,529	14,151	(622)
Cost of sales	1,636	1,379	257
Product margin	11,893	12,772	(879)

Expenses:
Operating expenses	44,350	48,549	(4,199)
General and administrative expenses	7,208	7,281	(73)
Depreciation and amortization expense	9,408	9,963	(555)
Loss on disposal or impairment of assets, net	22,596	59,923	(37,327)
Total expenses	83,562	125,716	(42,154)
Segment operating income (loss)	$14,058	$(13,178)	$27,236
Adjusted EBITDA - Continuing Operations (1)	$53,369	$53,287	$82

Natural gas liquids storage capacity - owned and leased (gallons) (2)	52,721	122,831	(70,110)

Butane sold (gallons)	516,202	537,015	(20,813)
Butane sold ($/gallon)	$1.258	$1.171	$0.087
Cost per butane sold ($/gallon) (3)	$1.175	$1.094	$0.081
Butane product margin ($/gallon) (3)	$0.083	$0.077	$0.006
Butane inventory (gallons) (2)	21,871	17,790	4,081

Propane sold (gallons)	760,287	811,035	(50,748)
Propane sold ($/gallon)	$0.994	$0.912	$0.082
Cost per propane sold ($/gallon) (3)	$0.949	$0.854	$0.095
Propane product margin ($/gallon) (3)	$0.045	$0.058	$(0.013)
Propane inventory (gallons) (2)	11,833	35,177	(23,344)

Other products sold (gallons)	277,495	263,422	14,073
Other products sold ($/gallon)	$1.495	$1.458	$0.037
Cost per other products sold ($/gallon) (3)	$1.420	$1.394	$0.026
Other products product margin ($/gallon) (3)	$0.075	$0.064	$0.011
Other products inventory (gallons) (2)	8,556	5,623	2,933

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.

(2)    Information is presented as of March 31, 2025 and March 31, 2024, respectively.
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

Propane product margins, excluding the impact of derivatives, decreased during the year ended March 31, 2025 primarily due to lower volumes. For most of the year ended March 31, 2025, we sold higher-priced inventory into a market of declining prices, compared to the year ended March 31, 2024, when we were selling lower-priced inventory into a market with rising prices. In addition, during the quarter ended March 31, 2025, due to an increase in demand due to the colder than normal weather, we were short product and had to purchase spot barrels at higher prices to fulfill term obligations, resulting in lower margins.

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

Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2025, we recorded a net loss of $22.6 million. The net loss was due to a goodwill impairment loss of $17.9 million in our Wholesale/Terminal reporting unit (see Note 5 to our consolidated financial statements included in this Annual Report). We also recorded a net loss of $7.3 million due to costs incurred related to the Wholesale Propane Disposition and a net gain of $2.0 million for the sale of the Green Bay terminal discussed in Note 17 to our consolidated financial statements included in this Annual Report. During the year ended March 31, 2024, we recorded a goodwill impairment loss of $69.2 million in our Wholesale/Terminal reporting unit (see Note 5 to our consolidated financial statements included in this Annual Report). In addition, we recorded a net gain of $8.5 million due to the sale of three natural gas liquids terminals and we recorded a net gain of $0.8 million related to the retirement or sale of certain other assets.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Year Ended March 31,
	2025	2024	Change
	(in thousands)
Revenues:
Service revenues	$401	$—	$401
Expenses:
Cost of sales-derivative gain-unrealized (1)	—	(1,179)	1,179
Cost of sales-derivative loss-realized (1)	—	242	(242)
General and administrative expenses	39,592	105,147	(65,555)
Depreciation and amortization expense	3,027	4,749	(1,722)
Loss (gain) on disposal or impairment of assets, net	43	(720)	763
Total expenses	42,662	108,239	(65,577)
Operating loss	$(42,261)	$(108,239)	$65,978
Adjusted EBITDA - Continuing Operations (2)	$(38,846)	$(55,068)	$16,222

(1)    We entered into economic hedges to protect our liquidity positions and leverage from a significant increase in commodity prices that drive our working capital demands. There were no open hedge positions that would impact cost of sales as of March 31, 2025.
(2)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.

Service Revenues. These revenues relate to billings to the noncontrolling interest holders for usage of the airplanes acquired in June and October 2024.

General and Administrative Expenses. The decrease during the year ended March 31, 2025 is primarily due to the increase in our accrual as of March 31, 2024, related to the LCT legal matter (see Note 8 to our consolidated financial statements included in this Annual Report). The decrease also relates to lower legal expenses as several large cases ended and lower business insurance expense as we paid an insurance company in the prior year for the release of any supplementary calls related to our former crude marine business. Compensation expense was also lower due to the elimination of the equity-based compensation expense due to all outstanding long-term incentive plan awards being fully vested in November 2023.

Depreciation and Amortization Expense. The decrease during the year ended March 31, 2025 was due to software that became fully depreciated during the year ended March 31, 2024.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the year ended March 31, 2025, we recorded a loss of less than $0.1 million due to the write-off of information technology equipment. During the year ended March 31, 2024, we sold an airplane for a gain of $0.7 million.

Interest Expense

The following table summarizes the components of our consolidated interest expense for the periods indicated:

	Year Ended March 31,
	2025	2024	Change
	(in thousands)
Senior secured notes	$182,000	$160,088	$21,912
2024 Term Loan B	63,118	11,275	51,843
ABL Facility	20,893	15,645	5,248
Senior unsecured notes	—	40,829	(40,829)
Other indebtedness	1,630	26,781	(25,151)
Total debt interest expense	267,641	254,618	13,023
Amortization of debt issuance costs	12,010	15,701	(3,691)
Unrealized loss (gain) on interest rate swaps	3,054	(515)	3,569
Realized gain on interest rate swaps	(2,627)	—	(2,627)
Total interest expense	$280,078	$269,804	$10,274

The debt interest expense increased $13.0 million during the year ended March 31, 2025 primarily due to higher interest rates on the 2024 Term Loan B, the 8.125% senior secured notes due 2029 (“2029 Senior Secured Notes”) and the 8.375% senior secured notes due 2032 (“2032 Senior Secured Notes”). This was partially offset by the repurchase/redemption of the 6.125% senior unsecured notes due 2025 and the redemption of the 7.5% senior unsecured notes due 2026 (collectively, the “Senior Unsecured Notes”) during the year ended March 31, 2024. Also, in the prior year we had an interest accrual of $26.1 million, included in other indebtedness, related to the LCT legal matter (see Note 8 to our consolidated financial statements included in this Annual Report).

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

As previously reported, for purposes of our Adjusted EBITDA calculation, we did not draw a distinction between realized and unrealized gains and losses on derivatives of certain businesses within our Liquids Logistics segment, which are included in discontinued operations. The primary hedging strategy of these businesses is to hedge against the risk of declines in the value of inventory over the course of the contract cycle, and many of the hedges cover extended periods of time. The “inventory valuation adjustment” row in the reconciliation table reflects the difference between the market value of the inventory of these businesses at the balance sheet date and its cost. We include this in Adjusted EBITDA because the unrealized gains and losses for derivative contracts associated with the inventory of this segment, which are intended primarily to hedge inventory holding risk and are included in net income, also affect Adjusted EBITDA. Beginning April 1, 2024, and going forward, we will now be drawing a distinction between realized and unrealized gains and losses on derivatives and will no longer include the activity on the “inventory valuation adjustment” row in the reconciliation table for these certain businesses within our Liquids Logistics segment, which are included in discontinued operations. This change aligns with how management now views and evaluates the transactions within these businesses and is also consistent with the calculation of Adjusted EBITDA used in our other businesses. If this change was made as of April 1, 2023, Adjusted EBITDA for the year ended March 31, 2024 would have been $609.5 million.

The following table reconciles net (loss) income to EBITDA and Adjusted EBITDA for the periods indicated:

	Year Ended March 31,
	2026	2025	2024
	(in thousands)
Net (loss) income	$(139,163)	$43,163	$(143,124)
Less: Net income from continuing operations attributable to nonredeemable noncontrolling interests	(3,376)	(3,749)	(631)
Less: Net loss (income) from continuing operations attributable to redeemable noncontrolling interests	244	(46)	—
Net (loss) income attributable to NGL Energy Partners LP	(142,295)	39,368	(143,755)
Interest expense	257,406	280,241	270,004
Income tax (benefit) expense	(260)	(4,775)	2,405
Depreciation and amortization	253,263	253,190	266,287
EBITDA	368,114	568,024	394,941
Net unrealized losses on derivatives (1)	36,462	21,782	63,762
Lower of cost or net realizable value adjustments (2)	(2,890)	(1,619)	1,337
Loss on disposal or impairment of assets, net (3)	218,010	33,705	115,555
Revaluation of liabilities	4,415	(6,705)	2,680
Loss on early extinguishment of liabilities, net	16,749	—	55,281
Equity-based compensation expense	11,206	—	1,098
CMA Differential Roll net losses (gains) (4)	—	—	(71,285)
Inventory valuation adjustment (5)	—	—	(3,419)
Other (6)	9,238	2,572	50,131
Adjusted EBITDA	$661,304	$617,759	$610,081
Adjusted EBITDA - Discontinued Operations (7)	$1,101	$(5,133)	$16,667
Adjusted EBITDA - Continuing Operations	$660,203	$622,892	$593,414

(1)    Due to the conflict between the United States and Iran, crude oil prices increased significantly during the month of March 2026. To better match the movement of inventory and derivative losses with the physical gains recognized by our Crude Oil Logistics segment in March 2026 and April 2026 and to align with how management evaluated these transactions, approximately $4.0 million of losses from settled contracts are included within this amount.
(2)    Lower of cost or net realizable value adjustments in the table above differ from lower of cost or net realizable value adjustments reported in our consolidated statements of cash flows, as the amounts reported in the table above represent the change in lower of cost or net realizable value adjustments recorded in the consolidated statements of operations, which includes reversals, whereas the amounts reported in our consolidated statements of cash flows represent the lower of cost or net realizable value adjustments recorded at the balance sheet date.
(3)    Excludes amounts related to unconsolidated entities and noncontrolling interests.

(4)    Adjustment to align, within Adjusted EBITDA, the net gains and losses of the Partnership’s CMA Differential Roll derivative instruments positions with the physical margin being hedged. See “Non-GAAP Financial Measures” section above for a further discussion.
(5)    Amounts represent the difference between the market value of the inventory at the balance sheet date and its cost. See “Non-GAAP Financial Measures” section above for a further discussion.
(6)    Amounts represent accretion expense for asset retirement obligations, unrealized gains and losses on investments and marketable securities, a loss from a legal dispute and expenses incurred related to legal and advisory costs associated with acquisitions and dispositions, including the accrued judgment related to the LCT legal matter, excluding interest (see Note 8 to our consolidated financial statements included in this Annual Report), and the write-off of the legal costs related to the LCT legal matter that were originally allocated to the GP. For the year ended March 31, 2026, the amount includes the difference in value recorded to cost of sales-product related to the misclassification of line fill within inventories (see Note 2 to our consolidated financial statements included in this Annual Report).
(7)    Amounts include our refined products and biodiesel businesses.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts reported in our consolidated statements of operations and consolidated statements of cash flows for the periods indicated:

	Year Ended March 31,
	2026	2025	2024
	(in thousands)
Depreciation and amortization per EBITDA table	$253,263	$253,190	$266,287
Intangible asset amortization recorded to cost of sales-service	(1,068)	—	—
Intangible asset amortization recorded to cost of sales-product	—	(257)	—
Depreciation and amortization attributable to unconsolidated entities	(24)	(426)	(686)
Depreciation and amortization attributable to noncontrolling interests	2,660	2,708	1,182
Depreciation and amortization attributable to discontinued operations	—	(483)	(669)
Depreciation and amortization per consolidated statements of operations	$254,831	$254,732	$266,114

Depreciation and amortization per EBITDA table	$253,263	$253,190	$266,287
Amortization of debt issuance costs recorded to interest expense	12,582	12,010	15,701
Amortization of royalty expense recorded to operating expense	247	247	247
Depreciation and amortization attributable to unconsolidated entities	(24)	(426)	(686)
Depreciation and amortization attributable to noncontrolling interests	2,660	2,708	1,182
Depreciation and amortization attributable to discontinued operations	—	(483)	(669)
Depreciation and amortization per consolidated statements of cash flows	$268,728	$267,246	$282,062

The following table summarizes additional amounts attributable to discontinued operations in the EBITDA and Adjusted EBITDA table above for the periods indicated:

	Year Ended March 31,
	2026	2025	2024
	(in thousands)
Income tax expense	$16	$110	$947
Net unrealized (gains) losses on derivatives	$(16)	$18,416	$—
Lower of cost or realizable value adjustments	$—	$(4,535)	$3,745
(Gain) loss on disposal or impairment of assets, net	$(38,290)	$1,995	$—
Inventory valuation adjustment	$—	$—	$(3,419)
Other	$46	$—	$1

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated.

	Year Ended March 31, 2026
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Continuing Operations	Discontinued Operations	Consolidated
	(in thousands)
Operating income (loss)	$335,366	$(226,892)	$48,231	$(61,972)	$94,733	$—	$94,733
Depreciation and amortization	221,048	24,331	6,201	3,251	254,831	—	254,831
Amortization in cost of sales-service	1,068	—	—	—	1,068	—	1,068
Net unrealized losses on derivatives	21,573	5,604	9,301	—	36,478	—	36,478
Lower of cost or net realizable value adjustments	—	—	(2,890)	—	(2,890)	—	(2,890)
Loss (gain) on disposal or impairment of assets, net	20,114	251,761	(15,551)	(2)	256,322	—	256,322
Equity-based compensation expense	—	—	—	11,206	11,206	—	11,206
Other income (expense), net	4,352	(873)	(284)	(2,669)	526	—	526
Adjusted EBITDA attributable to unconsolidated entities	221	—	4	—	225	—	225
Adjusted EBITDA attributable to noncontrolling interest	(6,012)	—	—	40	(5,972)	—	(5,972)
Revaluation of liabilities	4,415	—	—	—	4,415	—	4,415
Other	581	5,010	471	3,199	9,261	—	9,261
Discontinued operations	—	—	—	—	—	1,101	1,101
Adjusted EBITDA	$602,726	$58,941	$45,483	$(46,947)	$660,203	$1,101	$661,304

	Year Ended March 31, 2025
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Continuing Operations	Discontinued Operations	Consolidated
	(in thousands)
Operating income (loss)	$311,457	$46,101	$14,058	$(42,261)	$329,355	$—	$329,355
Depreciation and amortization	217,227	25,070	9,408	3,027	254,732	—	254,732
Amortization in cost of sales-product	—	—	257	—	257	—	257
Net unrealized losses (gains) on derivatives	4,953	(4,011)	2,424	—	3,366	—	3,366
Lower of cost or net realizable value adjustments	—	—	2,916	—	2,916	—	2,916
Loss (gain) on disposal or impairment of assets, net	9,813	(1,004)	22,596	43	31,448	—	31,448
Other income, net	485	1	1,518	2,258	4,262	—	4,262
Adjusted EBITDA attributable to unconsolidated entities	7,044	—	(51)	—	6,993	—	6,993
Adjusted EBITDA attributable to noncontrolling interest	(6,196)	—	—	(178)	(6,374)	—	(6,374)
Revaluation of liabilities	(6,705)	—	—	—	(6,705)	—	(6,705)
Other	3,918	216	243	(1,735)	2,642	—	2,642
Discontinued operations	—	—	—	—	—	(5,133)	(5,133)
Adjusted EBITDA	$541,996	$66,373	$53,369	$(38,846)	$622,892	$(5,133)	$617,759

	Year Ended March 31, 2024
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Continuing Operations	Discontinued Operations	Consolidated
	(in thousands)
Operating income (loss)	$231,256	$52,074	$(13,178)	$(108,239)	$161,913	$—	$161,913
Depreciation and amortization	214,480	36,922	9,963	4,749	266,114	—	266,114
Net unrealized losses (gains) on derivatives	385	65,786	(1,230)	(1,179)	63,762	—	63,762
CMA Differential Roll net losses (gains)	—	(71,285)	—	—	(71,285)	—	(71,285)
Lower of cost or net realizable value adjustments	—	—	(2,408)	—	(2,408)	—	(2,408)
Loss (gain) on disposal or impairment of assets, net	53,639	3,094	59,923	(720)	115,936	—	115,936
Equity-based compensation expense	—	—	—	1,098	1,098	—	1,098
Other income, net	1,110	105	1	1,566	2,782	—	2,782
Adjusted EBITDA attributable to unconsolidated entities	4,393	—	(12)	124	4,505	—	4,505
Adjusted EBITDA attributable to noncontrolling interest	(1,821)	—	—	—	(1,821)	—	(1,821)
Revaluation of liabilities	2,680	—	—	—	2,680	—	2,680
Other	2,186	191	228	47,533	50,138	—	50,138
Discontinued operations	—	—	—	—	—	16,667	16,667
Adjusted EBITDA	$508,308	$86,887	$53,287	$(55,068)	$593,414	$16,667	$610,081

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

We believe that our anticipated cash flows from operations and the borrowing capacity under the ABL Facility will be sufficient to meet our liquidity needs. Our borrowing needs vary during the year due in part to the seasonal nature of certain businesses within our Liquids Logistics segment. Our greatest working capital borrowing needs generally occur during the period of June through December, when we are building our natural gas liquids inventories in anticipation of the butane blending and propane heating seasons. Our working capital borrowing needs generally decline during the period of January through March, when the cash inflows from our Liquids Logistics segment are the greatest. In addition, our working capital borrowing needs vary with changes in commodity prices. A significant increase in commodity prices could drive up our working capital demands and limit our ability to continue to delever our balance sheet and restrict our financial flexibility. To protect our liquidity and leverage, we have in the past and may in the future enter into economic hedges that mitigate this exposure when we are building inventory. There were no open financial derivative contracts for the purpose of an economic hedge of our physical inventory volumes as of March 31, 2026.

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

On March 12, 2026, we amended the ABL Facility to (i) reduce our total commitments to $425.0 million, (ii) reduce our sub-limit for letters of credit to $100.0 million, (iii) reduce the applicable margin for alternate base rate loans to a range of 1.00% to 1.50% and (iv) reduce the applicable margin for secured overnight financing rate (“SOFR”) to a range of 2.00% to 2.50%.

At March 31, 2026, $135.0 million was outstanding under the ABL Facility, letters of credit outstanding were $60.6 million, and we had a borrowing base of $388.7 million. The ABL Facility is scheduled to mature at the earliest of (a) February 2, 2029, or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, subject to certain exceptions.

For additional information related to the ABL Facility and the amendment, see Note 7 to our consolidated financial statements included in this Annual Report.

As of March 31, 2026, our current assets exceeded our current liabilities by approximately $34.5 million.

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

2026 Term Loan B

On March 12, 2026, we entered into a new seven-year $950.0 million 2026 Term Loan B. The 2026 Term Loan B matures on March 11, 2033 and will amortize in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount, with the balance payable on maturity. The amount outstanding at March 31, 2026 is $950.0 million.

For additional information related to our long-term debt, see Note 7 to our consolidated financial statements included in this Annual Report.

Capital Expenditures, Acquisitions and Other Investments

The following table summarizes expansion, maintenance and other non-cash capital expenditures (which excludes additions for tank bottoms and linefill and has been prepared on the accrual basis) and other investments for the periods indicated.

	Capital Expenditures			Other
Year Ended March 31,	Expansion	Maintenance	Other (1)	Investments (2)
	(in thousands)
2026	$190,401	$46,084	$—	$—
2025	$175,730	$69,500	$20	$106
2024	$99,533	$54,854	$15,680	$258

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
(2)    Amounts relate to contributions made to unconsolidated entities.

There were no acquisitions during the years ended March 31, 2026, 2025 or 2024.

Capital expenditures for the year ending March 31, 2027 are expected to be approximately $200 million for growth and $45 million for maintenance.

Distributions Declared

On March 18, 2026, the board of directors of our GP declared a cash distribution for the quarter ended March 31, 2026 to the holders of the Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”), the Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) and the Class D Preferred Units (“Class D Preferred Units”). The total distribution of $18.8 million was made on April 15, 2026 to the holders of record at the close of trading on April 1, 2026.

The board of directors of our GP expects to evaluate the reinstatement of the common unit distributions in due course, taking into account a number of important factors, including our leverage, liquidity, the sustainability of cash flows, upcoming debt maturities, capital expenditures and the overall performance of our businesses.

See further discussion of our cash distribution policy in Part II, Item 5–“Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities” included in this Annual Report. For additional information related to the payment of distributions, see Note 9 to our consolidated financial statements included in this Annual Report.

Contractual Obligations

Our contractual obligations primarily consist of purchase commitments, outstanding debt principal and interest obligations, operating lease obligations, finance lease obligations, asset retirement obligations and other commitments.

Purchase Commitments

Our fixed-price and index-price commodity purchase commitments result from contracts we have entered into for which we expect the parties to physically settle and deliver the inventory in future periods. As of March 31, 2026, our purchase commitments totaled $2.6 billion, with $1.8 billion due within one year. See Note 8 to our consolidated financial statements included in this Annual Report for information regarding our commodity purchase commitments and timing of our expected purchase commitments payments.

Debt Principal and Interest Obligations

As of March 31, 2026, our outstanding long-term debt was $3.3 billion, with $11.5 million due within one year. Our interest obligation on the debt was $1.3 billion, with $250.0 million due within one year, based on our outstanding balances and interest rates as of March 31, 2026. See Note 7 to our consolidated financial statements included in this Annual Report for information regarding our outstanding debt principal and interest obligations and timing of our expected debt principal and interest payments.

Operating Lease Obligations

As of March 31, 2026, our undiscounted operating lease obligation was $142.6 million, with $40.9 million due within one year. See Note 15 to our consolidated financial statements included in this Annual Report for information regarding our lease obligations and timing of our expected lease payments.

Finance Lease Obligations

As of March 31, 2026, our undiscounted finance lease obligation was $8.0 million, with $3.2 million due within one year. See Note 15 to our consolidated financial statements included in this Annual Report for information regarding our lease obligations and timing of our expected lease payments.

Asset Retirement Obligations

We have contractual and regulatory obligations at certain facilities for which we have to perform remediation, dismantlement or removal activities when the assets are retired. As of March 31, 2026, our asset retirement obligations were $76.3 million and we do not expect to settle any asset retirement obligations during fiscal year 2027. See Note 8 to our consolidated financial statements included in this Annual Report for information regarding our asset retirement obligations.

Other Commitments

We have noncancelable agreements for product storage, railcar spurs, capital projects and real estate. As of March 31, 2026, our commitment obligations were $18.2 million, with $6.4 million due within one year. See Note 8 to our consolidated financial statements included in this Annual Report for information regarding our other commitments and timing of our expected commitment payments.

Sources (Uses) of Cash

The following table summarizes the sources (uses) of cash and cash equivalents for the periods indicated related to continuing operations (see the footnotes to our consolidated financial statements included in this Annual Report for the footnotes referenced in the table):

	Cash Flow	Year Ended March 31,
	Category	2026	2025	2024
		(in thousands)
Sources of cash and cash equivalents:
Net cash provided by operating activities-continuing operations	Operating	$350,317	$256,850	$361,818
Issuance of secured debt (see Note 7)	Financing	945,286	—	2,894,873
Proceeds from divestitures of businesses and investments, net (see Note 17)	Investing	88,639	72,246	16,000
Proceeds from sales of assets (see Note 17)	Investing	72,672	42,819	53,246
Net proceeds from borrowings under ABL Facility (see Note 7)	Financing	26,000	109,000	—
Proceeds from borrowings on other long-term debt (see Note 7)	Financing	—	12,720	—

Uses of cash and cash equivalents:
Payments on 2024 Term Loan B (see Note 7)	Financing	(693,000)	(7,000)	—
Class D preferred unit repurchases (see Note 9)	Financing	(422,502)	—	—
Capital expenditures (see Note 11)	Investing	(221,278)	(245,816)	(152,295)
Distributions to preferred unitholders (see Note 9)	Financing	(113,486)	(305,291)	(178,299)
Common unit repurchases and cancellations (see Note 9)	Financing	(47,649)	(2,126)	(84)
Net settlements of derivatives (see Note 10)	Investing	(24,226)	(246)	(6,185)
Debt issuance costs (see Note 6 and Note 7)	Financing	(17,955)	(5,258)	(53,170)
Repayment and repurchase of senior notes (see Note 7)	Financing	(17,274)	—	(2,781,067)
Payments on other long-term debt (see Note 7)	Financing	(1,805)	(1,068)	—
Warrant repurchases (see Note 9)	Financing	—	(6,929)	—
Net payments on borrowings under ABL Facility (see Note 7)	Financing	—	—	(138,000)

Other sources / (uses) – net	Investing and Financing	(4,228)	(66)	(2,868)
Net (decrease) increase in cash and cash equivalents-continuing operations		$(80,489)	$(80,165)	$13,969

Operating Activities-Continuing Operations. The increase in net cash provided by operating activities during the year ended March 31, 2026 was due primarily to higher earnings from operations (excluding non-cash items) and fluctuations in working capital, particularly accounts receivable and accounts payable, due to higher crude oil volumes and lower crude oil prices, lower purchases and sales of natural gas liquids due to the Wholesale Propane Disposition and the timing of invoices and payments on construction projects. The decrease in net cash provided by operating activities during the year ended March 31, 2025 was due primarily to fluctuations in working capital, particularly accounts receivable and accounts payable, due to lower crude oil volumes and lower crude oil prices and the timing of invoices and payments on construction projects, partially offset by higher earnings from operations. Also, on June 13, 2024, we paid LCT $63.3 million related to the legal judgment against us, of which $27.2 million represented interest and $0.1 million of costs awarded to LCT (see Note 8 to our consolidated financial statements included in this Annual Report).

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

Impairment of Goodwill

The goodwill relating to each of our reporting units is tested for impairment annually as well as when an event or change in circumstances indicates an impairment may have occurred. For each reporting unit, we perform a qualitative assessment of relevant events and circumstances about the likelihood of goodwill impairment. If it is deemed more likely than not that the fair value of the reporting unit is less than its carrying value, we calculate the fair value of the reporting unit. Otherwise, further testing is not required. The qualitative assessment is based on reviewing several factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other entity specific events (for example, changes in management) or other events such as selling or disposing of a reporting unit. The determination of a reporting unit’s fair value is predicated on our assumptions regarding the future economic prospects of the reporting unit. Such assumptions include (i) discrete financial forecasts for the assets contained within the reporting unit, which rely on management’s estimates of operating margins, (ii) long-term growth rates for cash flows beyond the discrete forecast period, (iii) appropriate discount rates and (iv) estimates of the cash flow multiples to apply in estimating the market value of our reporting units. An estimate of the sensitivity to changes in underlying assumptions of a fair value calculation is not practicable, given the numerous assumptions that can materially affect our estimates. If the fair value of the reporting unit (including its inherent goodwill) is less than its carrying value, an impairment loss is recognized to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value, limited to the total amount of goodwill for the reporting unit. If future results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations. During the years ended March 31, 2026, 2025 and 2024, we recorded goodwill impairments of $247.8 million, $17.9 million and $69.2 million, respectively. See Note 5 to our consolidated financial statements included in this Annual Report for a further discussion of our goodwill impairment assessment.

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

Derivative Financial Instruments

We record all derivative financial instrument contracts at fair value in our consolidated balance sheets except for normal purchase and normal sale transactions that are expected to result in physical delivery. All changes in the fair value of our physical contracts that do not qualify as normal purchases and normal sales and settlements (whether cash transactions or non-cash mark-to-market adjustments) are reported within cost of sales-product (for purchase contracts) in our consolidated statements of operations, regardless of whether the contract is physically or financially settled, and within cash flows from operations in our consolidated statements of cash flows. The change in the fair value of our interest rate swaps is recorded as a net gain or loss within interest expense in our consolidated statement of operations and within cash flows from operations in our consolidated statements of cash flows. We determine the fair value of our exchange traded derivative financial instruments utilizing publicly available prices, and for non-exchange traded derivative financial instruments, we utilize pricing models for similar instruments including publicly available prices and forward curves generated from a compilation of data gathered from third-parties. Actual amounts could vary materially from estimated fair values due to changes in market prices. In addition, changes in the methods or assumptions used to determine the fair value of our derivative financial instruments could have a material effect on our consolidated financial statements. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk–Commodity Price Risk” for the impact of a 10% increase in the underlying commodity value, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk–Interest Rate Risk” for the impact of a 10% increase in the underlying interest rate swap value and Note 2 and Note 10 to our consolidated financial statements included in this Annual Report for a further discussion of our derivative financial instruments.

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

Asset Retirement Obligations

We have contractual and regulatory obligations at certain facilities for which we have to perform remediation, dismantlement or removal activities when the assets are retired. Our largest asset retirement obligations involve the abandonment or removal of pipelines and saltwater and freshwater disposal wells. We are required to recognize the fair value of a liability for an asset retirement obligation if a reasonable estimate of fair value can be made. In order to determine the fair value of such a liability, we must make certain estimates and assumptions including, among other things, projected cash flows, the estimated timing of retirement, a credit-adjusted risk-free interest rate, and an assessment of market conditions, which could significantly impact the estimated fair value of the asset retirement obligation. Most of these asset retirement obligations are many years, or decades, in the future and the contracts and regulations often have vague descriptions of what removal practices and criteria must be met when the removal event actually occurs. These estimates and assumptions are very subjective and can vary over time. Our consolidated balance sheet at March 31, 2026 includes a liability of $76.3 million related to asset retirement obligations, which is reported within other noncurrent liabilities.

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

Contingent Consideration Liabilities

Certain business combinations in our Water Solutions segment included future royalty payments to the seller, which we recorded as contingent consideration liabilities as part of our purchase price allocation. The initial fair value was calculated based on an estimate of the activity related to the assets acquired in the transaction, either volumes or revenue, and an estimate of the expected useful life of the assets and discounted to its present value using an appropriate discount rate. The fair value of the contingent consideration liabilities is assessed each reporting period and the updated fair value is calculated using the same process used to calculate the initial fair value. Changes in our assumptions and estimates may occur as a result of the passage of time and the occurrence of future events. Our consolidated balance sheet at March 31, 2026 includes a liability of $18.0 million related to contingent consideration liabilities, which is recorded within accrued expenses and other payables and other noncurrent liabilities.

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

Inventories

Our inventories consist of crude oil and natural gas liquids. Our inventories are valued at the lower of cost or net realizable value, with cost determined using the weighted average cost method, including the cost of transportation and storage, and with net realizable value defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. In performing this analysis, we consider fixed-price forward commitments. At the end of each fiscal year, we also perform a “lower of cost or net realizable value” analysis; if the cost basis of the inventories would not be recoverable based on the net realizable value at the end of the year, we reduce the book value of the inventories to the recoverable amount. When performing this analysis during interim periods within a fiscal year, accounting standards do not require us to record a lower of cost or net realizable value write-down if we expect the net realizable value to recover by our fiscal year end. The net realizable values of these commodities change on a daily basis as supply and demand conditions change. We are unable to control changes in the net realizable value of these commodities and are unable to determine whether write-downs will be required in future periods.

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

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the prime rate or SOFR plus an applicable margin. At March 31, 2026, $135.0 million was outstanding under the ABL Facility at a weighted average interest rate of 7.52%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $0.2 million, based on borrowings outstanding at March 31, 2026.

The 2026 Term Loan B is variable-rate debt with interest rates that are generally indexed to the SOFR plus an applicable margin. At March 31, 2026, $950.0 million was outstanding under the 2026 Term Loan B with an interest rate of SOFR of 3.68% plus a margin of 3.50%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $1.2 million, based on borrowings outstanding at March 31, 2026.

Interest Rate Swaps

In March and April 2024, we entered into two $200.0 million interest rate swaps to reduce the variability of cash outflows associated with our floating-rate, SOFR-based borrowings, including borrowings on the 2024 Term Loan B and, effective March 12, 2026, the 2026 Term Loan B. An increase of 10% in the value of the underlying interest rate swaps would result in a net change in the fair value of our interest rate swaps of $0.1 million at March 31, 2026.

Preferred Unit Distributions

The current distribution rate for the Class B Preferred Units is the three-month CME Term SOFR interest rate plus a tenor spread adjustment of 0.26161% plus a spread of 7.213% (see Note 9 to our consolidated financial statements included in this Annual Report for a further discussion). A change in interest rates of 0.125% would result in an increase or decrease of our quarterly Class B Preferred Unit distribution of $0.1 million, based on the Class B Preferred Units outstanding at March 31, 2026.

The current distribution rate for the Class C Preferred Units is the three-month CME Term SOFR interest rate plus a spread of 7.384% (see Note 9 to our consolidated financial statements included in this Annual Report for a further discussion). A change in interest rates of 0.125% would result in an increase or decrease of our Class C Preferred Unit distribution of less than $0.1 million, based on the Class C Preferred Units outstanding at March 31, 2026.

The current distribution rate for the Class D Preferred Units is the three-month CME Term SOFR interest rate plus a spread of 7.00% (see Note 9 to our consolidated financial statements included in this Annual Report for a further discussion). A change in interest rates of 0.125% would result in an increase or decrease of our Class D Preferred Unit distribution of $0.1 million, based on the Class D Preferred Units outstanding at March 31, 2026.

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

Although we use financial derivative instruments to reduce the market price risk associated with forecasted transactions, we do not account for financial derivative transactions as hedges. All changes in the fair value of our physical contracts that do not qualify as normal purchases and normal sales and settlements (whether cash transactions or non-cash mark-to-market adjustments) are reported within cost of sales-product (for purchase contracts) in our consolidated statements of operations, regardless of whether the contract is physically or financially settled, and within cash flows from operations in our consolidated statements of cash flows. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Estimates” for a discussion of how we determine the fair value of our financial derivative instruments.

The following table summarizes the hypothetical impact on the March 31, 2026 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity.

Increase (Decrease) To Fair Value
(in thousands)
Crude oil (Water Solutions segment)	$(1,641)
Crude oil (Crude Oil Logistics segment)	$(914)
Propane (Liquids Logistics segment)	$(19)
Butane (Liquids Logistics segment)	$(7,491)
Other (Liquids Logistics segment)	$245

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

At March 31, 2026, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

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

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our GP, of the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2026. Based on this evaluation, the principal executive officer and principal financial officer of our GP have concluded that as of March 31, 2026, such disclosure controls and procedures were effective.

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

Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2026.

Our internal control over financial reporting as of March 31, 2026 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which appears below in this section of the Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of NGL Energy Holdings LLC and
Unitholders of NGL Energy Partners LP

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of NGL Energy Partners LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of March 31, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended March 31, 2026, and our report dated May 28, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
May 28, 2026

Item 9B.    Other Information

During the three months ended March 31, 2026, no director or officer of the Partnership adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Directors and Named Executive Officers

Directors of our GP are appointed by the NGL Energy GP Investor Group and hold office until their successors have been duly elected and qualified or until the earlier of their death, resignation, removal or disqualification. Named executive officers are appointed by, and serve at the discretion of, the board of directors of our GP. The following table summarizes information regarding the directors of our GP and our named executive officers as of May 28, 2026.

Name	Age	Position with NGL Energy Holdings LLC
H. Michael Krimbill	72	Chief Executive Officer and Director
Bradley P. Cooper	50	Executive Vice President and Chief Financial Officer
Lawrence J. Thuillier	55	Chief Accounting Officer
L. Ryan Collins	40	Executive Vice President and General Counsel and Secretary
Jennifer L. Kingham	54	Executive Vice President and Chief Information Officer
Shawn W. Coady	64	Director
James M. Collingsworth	71	Director
Bryan K. Guderian	66	Director
John T. Raymond	55	Director
Derek S. Reiners	55	Director

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

Bradley P. Cooper. Mr. Cooper has served as our Executive Vice President and Chief Financial Officer since January 13, 2023. Mr. Cooper served as our Senior Vice President, Administration and Risk from June 2021, when he joined NGL, to January 2023. Mr. Cooper spent 10 years with WPX Energy, Inc. (“WPX”) where he was Vice President of Finance and Treasurer. Prior to WPX, Mr. Cooper was at The Williams Companies (“Williams”) where he held various corporate finance and risk management leadership roles.

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

L. Ryan Collins. Mr. Collins has served as our Executive Vice President and General Counsel and Secretary since May 6, 2026 and served as our Senior Vice President and General Counsel and Secretary from October 2024. Mr. Collins joined NGL in August 2015 and previously served as our Senior Vice President and Assistant General Counsel. Prior to joining NGL, Mr. Collins practiced law in the Tulsa, Oklahoma area, during which time his practice specialized in complex business transactions, real estate, banking, corporate governance, corporate management, and management of litigation.

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

John T. Raymond. Mr. Raymond joined the board of directors of our GP in August 2013. Mr. Raymond is the Founder and Majority Owner of The Energy & Minerals Group (“EMG”) of which he has been a Managing Partner and the Chief Executive Officer since its September 2006 inception. Mr. Raymond has held executive leadership positions with various energy companies, including President and Chief Executive Officer of Plains Resources Inc. (the predecessor entity of Vulcan Energy Corporation), President and Chief Operating Officer of Plains Exploration and Production Company and was a Director of Plains All American Pipeline, LP. Mr. Raymond also currently serves as a director of Ferus Inc., Ferus Natural Gas Fuels Inc., MarkWest Utica EMG, LLC and PAA GP Holdings LLC. Mr. Raymond manages various private investments through personally held Lynx Holdings, LLC.

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

Insider Trading

The board of directors of our GP has adopted insider trading policies and procedures governing the purchase, sale and other dispositions of our securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to us. While NGL Energy Partners LP is not subject to the insider trading policy itself, NGL Energy Partners LP will not engage in transactions in its securities while aware of material nonpublic information. Our insider trading policies have been incorporated by reference as Exhibit 19.1 and Exhibit 19.2 to this Annual Report.

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

Item 11.    Executive Compensation

Compensation Discussion and Analysis

The year “2026” in the Compensation Discussion and Analysis and the summary compensation table refers to our fiscal year ended March 31, 2026.

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

Our “named executive officers” for fiscal year 2026 were:

•H. Michael Krimbill–Chief Executive Officer
•Bradley P. Cooper–Executive Vice President and Chief Financial Officer
•Lawrence J. Thuillier–Chief Accounting Officer
•Jennifer L. Kingham–Executive Vice President and Chief Information Officer
•L. Ryan Collins–Executive Vice President and General Counsel and Secretary

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

Base Salary

The compensation committee of the board of directors of our GP periodically reviews the base salaries of our named executive officers and may recommend adjustments as necessary. We do not make automatic annual adjustments to base salary.
Our named executive officers are entitled to the following annual base salaries:

Name	Fiscal Year Ended March 31, 2025 Base Salary Rate (1) ($)	Fiscal Year Ended March 31, 2026 Base Salary Rate (2) ($)
H. Michael Krimbill	835,000	835,000
Bradley P. Cooper	625,000	625,000
Lawrence J. Thuillier	385,000	400,000
Jennifer L. Kingham	425,000	440,000
L. Ryan Collins	450,000	500,000

(1)    Mr. Krimbill’s, Mr. Cooper’s, Mr. Thuillier’s, Ms. Kingham’s and Mr. Collins’s base salary rates became effective on March 23, 2025.
(2)    Mr. Thuillier’s, Ms. Kingham’s and Mr. Collins’s base salary rates became effective on March 22, 2026. On April 1, 2026, Mr. Krimbill’s base salary rate was increased to $1.5 million and Mr. Cooper’s base salary rate was increased to $0.8 million.

Discretionary Cash Bonus Awards

None of the named executive officers is subject to a formal cash bonus plan, and any cash bonuses are at the discretion of the compensation committee of the board of directors of our GP. During fiscal year 2026, cash bonuses of $1.8 million, $1.0 million, $0.3 million, $0.4 million and $0.4 million were paid to Mr. Krimbill, Mr. Cooper, Mr. Thuillier, Ms. Kingham and Mr. Collins, respectively.

Long-Term Equity Incentive Awards

On December 9, 2025, our GP adopted the 2025 Long-Term Incentive Plan (“2025 Plan”), and unitholder approval was received on February 9, 2026. The 2025 Plan allows for the issuance of equity-based compensation. Awards issued under this plan are subject to our clawback policy, discussed further below. No awards were granted to the named executive officers as of March 31, 2026 under the 2025 Plan.

As a general matter, we do not time the grant of equity awards in coordination with the release of material non-public information, and the release of material non-public information is not timed on the basis of option or other equity grant dates.

Long-Term Retention Award

On May 27, 2026, the compensation committee of the board of directors of our GP granted long-term retention awards of $1.9 million, $0.6 million, $0.7 million and $1.0 million to Mr. Cooper, Mr. Thuillier, Ms. Kingham and Mr. Collins, respectively. These awards will be paid in three equal installments over the next three years if the individual is still employed by the Partnership on the payment date.

Severance and Change in Control Benefits

We do not provide any severance or change of control benefits to our named executive officers.

401(k) Plan

We have established a defined contribution 401(k) plan to assist our eligible employees in saving for retirement. The 401(k) plan permits all eligible employees, including our named executive officers, to make voluntary pre-tax or after-tax contributions to the plan, subject to applicable tax limitations. For every dollar that employees contribute up to 4% of their eligible compensation (as defined in the plan), we contribute one dollar, plus 50 cents for every dollar employees contribute between 4% and 6% of their eligible compensation (as defined in the plan). Our matching contributions vest over an employee’s first two years of employment, subject to a participant’s continued service.

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

Employment Agreements

As of March 31, 2026, there were no employment agreements for the named executive officers.

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

Compensation Committee Interlocks and Insider Participation

During fiscal year 2026, James M. Collingsworth, Bryan K. Guderian and Derek S. Reiners served on the compensation committee. None of these individuals is an employee or an officer of our GP.

Summary Compensation Table

The following table summarizes the compensation earned by our named executive officers for fiscal years 2024 through 2026.

Name and Position	Fiscal Year	Salary ($)	Bonus ($)	All Other Compensation (1) ($)	Total ($)
H. Michael Krimbill	2026	806,096	1,750,000	20,073	2,576,169
Chief Executive Officer	2025	772,308	2,000,000	22,304	2,794,612
	2024	675,769	2,000,000	19,953	2,695,722

Bradley P. Cooper	2026	603,365	950,000	1,457,416	3,010,781
Executive Vice President and	2025	579,230	1,000,000	18,905	1,598,135
Chief Financial Officer	2024	482,692	600,000	17,227	1,099,919

Lawrence J. Thuillier	2026	371,673	275,000	462,476	1,109,149
Chief Accounting Officer	2025	357,192	300,000	18,232	675,424
	2024	323,404	335,000	17,164	675,568

Jennifer L. Kingham	2026	410,288	350,000	496,375	1,256,663
Executive Vice President and	2025	386,154	350,000	16,408	752,562
Chief Information Officer	2024	376,500	300,000	16,003	692,503

L. Ryan Collins (2)	2026	434,423	400,000	738,353	1,572,776
Executive Vice President and	2025	340,115	310,000	17,796	667,911
General Counsel and Secretary

(1)    On May 27, 2025, the compensation committee of the board of directors of our GP granted long-term retention awards of $1.4 million, $0.4 million, $0.5 million and $0.7 million to Mr. Cooper, Mr. Thuillier, Ms. Kingham and Mr. Collins, respectively. These awards will be paid in three equal installments over the next three years if the individual is still employed by the Partnership on the payment date. The first payment was paid on October 28, 2025. The remaining amounts in this column primarily represent matching contributions to our 401(k) plan.
(2)    Mr. Collins became Senior Vice President and General Counsel and Secretary on October 2, 2024, and thus was not a named executive officer prior to fiscal year 2025.

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information regarding the ratio of the annual total compensation of our Chief Executive Officer, Mr. Krimbill, to the median of the annual total compensation of our employees for our last fiscal year.

For the year ended March 31, 2026:

•The median of the annual total compensation of all employees (other than the Chief Executive Officer) was $93,972; and
•The annual total compensation of Mr. Krimbill, as reported in the Summary Compensation Table above, was $2,576,169.

Based on the information for the year ended March 31, 2026, the ratio of the annual total compensation of our Chief Executive Officer to the annual total compensation of our median employee was approximately 27 to 1.

To determine our median employee, we identified each individual employed by us on January 1, 2026, our determination date. As of that date, we had 451 employees located in two countries. We identified the median employee by examining only base pay plus overtime for the period from January 1, 2025 through December 31, 2025. We included all employees, with the exception of three employees that work in Canada, whether employed on a full-time or part-time basis, and did not make any estimates, assumptions or adjustments to any base pay plus overtime amounts. After identifying the median employee, we calculated the annual total compensation for the median employee using the same methodology we use to calculate total annual compensation for our named executive officers, as set forth in the Summary Compensation Table above.

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

The following table summarizes the compensation earned during fiscal year 2026 by each director who is not an officer or employee of our GP or its affiliates:

Name	Total Compensation (1) ($)
Shawn W. Coady	180,000
James M. Collingsworth	205,000
Bryan K. Guderian	210,000
Derek S. Reiners	215,000

(1)    All of the compensation was paid in cash.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table summarizes the beneficial ownership, as of May 26, 2026, of our common units by:

•each person or group of persons known by us to be a beneficial owner of more than 5% of our outstanding common units;

•each director of our GP;
•each named executive officer of our GP; and
•all directors and executive officers of our GP as a group.

Beneficial Owners	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned (1)
5% or greater unitholders (other than officers and directors):
Invesco Ltd. (2)	19,562,133	15.67%
Bank of America Corp /DE/ (3)	8,283,983	6.64%
Directors and named executive officers:
Shawn W. Coady (4)	2,652,195	2.12%
James M. Collingsworth (5)	739,870	*
L. Ryan Collins	28,733	*
Bradley P. Cooper	200,000	*
Bryan K. Guderian	122,500	*
Jennifer L. Kingham	92,687	*
H. Michael Krimbill (6)	5,025,018	4.03%
John T. Raymond	50,000	*
Derek S. Reiners	126,000	*
Lawrence J. Thuillier	84,298	*
All directors and executive officers as a group (10 persons) (7)	9,121,301	7.31%

* Less than 1.0%
(1)    Based on 124,814,289 common units outstanding at May 26, 2026.
(2)    The mailing address for Invesco Ltd. is 1331 Spring Street NW, Suite 2500, Atlanta, GA 30309. Invesco Ltd. reported sole voting and dispositive power with respect to all common units beneficially owned. The information related to Invesco Ltd. is based upon its Schedule 13G/A filed with the SEC on February 12, 2024.
(3)    The mailing address for Bank of America Corp /DE/ is 100 N Tyron Street, Charlotte, NC 28255. Bank of America Corporation on behalf of itself and its wholly owned subsidiaries Bank of America N.A. reported shared voting power with respect to 8,275,036 common units and shared dispositive power with respect to all common units beneficially owned. The information related to Bank of America Corp /DE/ is based upon its Schedule 13G/A filed with the SEC on April 27, 2026.
(4)    Dr. Coady owns 172,304 of these common units. SWC Family Partnership LP owns 2,320,391 of these common units. SWC Family Partnership LP is solely owned by SWC General Partner, LLC, of which Dr. Coady is the sole member. Dr. Coady may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. The 2012 Shawn W. Coady Irrevocable Insurance Trust, which was established for the benefit of Shawn W. Coady’s children, owns 135,000 of these common units. Dr. Coady may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. The Tara Nicole Coady Trust II, of which the reporting person is the trustee, owns 12,250 of these common units. The Colleen Blair Coady Trust, of which the reporting person is the trustee, owns 12,250 of these common units. Dr. Coady also owns a 12.27% interest in our GP through Coady Enterprises, LLC, of which he owns 100% of the membership interests.
(5)    Mr. Collingsworth owns 727,500 of these common units. Mr. Collingsworth holds 2,000 of these common units jointly with his spouse, Cindy Collingsworth. Cindy Collingsworth and her sister jointly own 9,500 of these common units. Cindy Collingsworth owns 870 of these common units.
(6)    Mr. Krimbill owns 2,978,615 of these common units. Krim2010, LLC owns 904,848 of these common units. Krimbill Enterprises LP, H. Michael Krimbill and James E. Krimbill own 90.89%, 4.05%, and 5.06% of Krim2010, LLC, respectively. Krimbill Enterprises LP also owns 648,000 of these common units. Krimbill Enterprises LP is controlled by H. Michael Krimbill via his ownership of its general partner, Krimbill Holding Company. H. Michael Krimbill may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. KrimGP2010 LLC owns 363,555 of these common units. KrimGP2010 LLC is solely owned by H. Michael Krimbill. H. Michael Krimbill may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. Krimbill Enterprises LP, II also owns 130,000 of these common units. Krimbill Enterprises LP, II is controlled by H. Michael Krimbill via his ownership of its general partner, Krimbill Holding Company. H. Michael Krimbill may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. H. Michael Krimbill also owns a 15.10% interest in our GP through KrimGP2010, LLC, of which he owns 100% of the membership interests.

(7)    The directors and executive officers of our GP, as of May 26, 2026, also collectively own a 33.43% interest in our GP.

Unless otherwise noted, each of the individuals listed above is believed to have sole voting and investment power with respect to the units beneficially held by them. The mailing address for each of the officers and directors of our GP listed above is 6120 South Yale Avenue, Suite 1300, Tulsa, Oklahoma 74136.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information regarding the securities that may be issued under the NGL Energy Partners LP 2025 Plan, as of March 31, 2026:

Number of Securities
Remaining Available
	Number of		for
	Securities to be		Future Issuances
	Issued upon		under
	Exercise of		Equity Compensation
	Outstanding	Weighted Average	Plans
	Options,	Exercise Price of	(Excluding Securities
	Warrants and	Outstanding Options,	Reflected in
	Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders (1)	—	—	7,920,000
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	7,920,000

(1)    On December 9, 2025, the board of directors of our GP approved the 2025 Plan and unitholder approval was received on February 9, 2026. The maximum number of units that may be issued pursuant to the 2025 Plan is 10,000,000.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Our directors, executive officers, and greater than 5% unitholders collectively own an aggregate of 36,967,417 common units, representing an aggregate 29.62% limited partner interest in us. In addition, our GP owns a 0.1% GP interest in us and all of our incentive distribution rights (“IDRs”). As of March 31, 2026, we own 8.69% of our GP.

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

Operation Stage

Distributions of available cash to our directors, executive officers, and greater than 5% unitholders and our GP
We generally make cash distributions of 99.9% to our unitholders pro rata, including our directors, executive officers, and greater than 5% unitholders as the holders of an aggregate 36,967,417 common units, and 0.1% to our GP. In addition, when distributions exceed the minimum quarterly distribution and other higher target distributions levels, our GP is entitled to increasing percentages of the distributions, up to 48.1% of the distributions above the highest target distribution level.

If our GP elects to reset the target distribution levels, it will be entitled to receive common units and to maintain its GP interest.

As described in Note 7 to our consolidated financial statements included in this Annual Report, the ABL Facility, 2026 Term Loan B and the indenture for the 2029 Senior Secured Notes and 2032 Senior Secured Notes contain covenants limiting our ability to pay distributions if we are in default under these agreements. In addition, quarterly distributions on the preferred units must be fully paid for all preceding fiscal quarters before we are permitted to declare or pay any distributions on our common units.

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

Transactions with Related Persons

We sell goods and services to certain entities that are partially owned by our named executive officers. The following table summarizes these transactions from April 1, 2025 to March 31, 2026:

Entity	Nature of Sales	Amount Sold	Ownership Interest in Entity
		(in thousands)
H. Michael Krimbill
KrimAir, LLC (1)	Aircraft	$185	10%

(1)    Relates to an aviation entity that is a variable interest entity (See Note 2 and Note 17 to our consolidated financial statements included in this Annual Report).

Travis Krimbill, an employee of the Partnership, is the son of H. Michael Krimbill, who is a named executive officer of the Partnership and a member of the board of directors of our GP. Travis Krimbill does not report to H. Michael Krimbill and his compensation is determined by the Chief Financial Officer. During the year ended March 31, 2026, Travis Krimbill received total compensation of approximately $0.4 million.

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

Item 14.    Principal Accountant Fees and Services

We have engaged Grant Thornton LLP as our independent registered public accounting firm. The following table summarizes fees we have paid Grant Thornton LLP for the periods indicated:

	Year Ended March 31,
	2026	2025
	(in thousands)
Audit fees (1)	$1,572	$1,912
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1,572	$1,912

(1)    Includes fees for audits of the Partnership’s financial statements, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC and the preparation of letters to underwriters and other requesting parties.

In fiscal years 2026 and 2025, all of Grant Thornton LLP’s services were pre-approved by the Audit Committee.

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
4.3
Amendment No. 2 and Joinder to First Amended and Restated Registration Rights Agreement, dated January 3, 2012, by and among NGL Energy Holdings LLC, Liberty Propane, L.L.C., Pacer-Enviro Propane, L.L.C., Pacer-Pittman Propane, L.L.C., Pacer-Portland Propane, L.L.C., Pacer Propane (Washington), L.L.C., Pacer-Salida Propane, L.L.C. and Pacer-Utah Propane, L.L.C. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on January 9, 2012)

4.4
Amendment No. 3 and Joinder to First Amended and Restated Registration Rights Agreement, dated May 1, 2012, by and between NGL Energy Holdings LLC and Downeast Energy Corp. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on May 4, 2012)

4.5
Amendment No. 4 and Joinder to First Amended and Restated Registration Rights Agreement, dated June 19, 2012, by and between NGL Energy Holdings LLC and NGP M&R HS LP LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 25, 2012)

4.6
Amendment No. 5 and Joinder to First Amended and Restated Registration Rights Agreement, dated October 1, 2012, by and between NGL Energy Holdings LLC and Enstone, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 3, 2012)

4.7
Amendment No. 6 and Joinder to First Amended and Restated Registration Rights Agreement, dated November 13, 2012, by and between NGL Energy Holdings LLC and Gerald L. Jensen, Thrift Opportunity Holdings, LP, Jenco Petroleum Corporation, Caritas Trust, Animosus Trust and Nitor Trust (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 19, 2012)

4.8
Amendment No. 7 and Joinder to First Amended and Restated Registration Rights Agreement, dated as of August 1, 2013, by and among NGL Energy Holdings LLC, Oilfield Water Lines, LP and Terry G. Bailey (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on August 7, 2013)

4.9
Amendment No. 8 and Joinder to First Amended and Restated Registration Rights Agreement, dated as of February 17, 2015, by and among NGL Energy Holdings LLC and Magnum NGL Holdco LLC (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2015 filed with the SEC on June 1, 2015)

4.10
Amendment No. 9 and Joinder to First Amended and Restated Registration Rights Agreement, dated as of February 25, 2016, by and among NGL Energy Holdings LLC and Magnum NGL Holdco LLC (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2016 filed with the SEC on May 31, 2016)

4.11
Registration Rights Agreement, dated December 2, 2013, by and among NGL Energy Partners LP and the purchasers set forth on Schedule A thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on December 5, 2013)

4.12
Indenture, dated as of February 2, 2024, by and among NGL Energy Operating LLC, NGL Energy Finance Corp., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2024 filed with the SEC on June 6, 2024)

4.13
Form of 8.125% Senior Secured Notes due 2029 (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2024 filed with the SEC on June 6, 2024)

4.14
Form of 8.375% Senior Secured Notes due 2032 (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2024 filed with the SEC on June 6, 2024)

4.15
Supplemental Indenture, dated as of April 29, 2024, by and among NGL Energy Operating LLC, NGL Energy Finance Corp., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.15 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2025 filed with the SEC on May 29, 2025)

4.16
Second Supplemental Indenture, dated as of May 21, 2025, among NGL Crude Assets and Marketing, LLC, NGL Energy Operating LLC, NGL Energy Finance Corp., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.16 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2025 filed with the SEC on May 29, 2025)

4.17
Amended and Restated Guaranty Agreement, dated as of March 31, 2017 and effective as of December 31, 2016, among NGL Energy Partners LP and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2017 filed with the SEC on August 4, 2017)

4.18
Registration Rights Agreement, dated July 2, 2019, by and among NGL Energy Partners LP, EIG Neptune Aggregator, L.P. and FS Energy and Power Fund (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

4.19
Amended and Restated Registration Rights Agreement, dated October 31, 2019, by and among NGL Energy Partners LP, EIG Neptune Equity Aggregator, L.P., FS Energy and Power Fund and GCM Pellit Holdings, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)

4.20
Description of NGL Energy Partners LP’s securities (incorporated by reference to Exhibit 4.20 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2025 filed with the SEC on May 29, 2025)

10.1
Credit Agreement, dated as of February 4, 2021, by and among NGL Energy Operating LLC, NGL Energy Partners LP, JPMorgan Chase Bank, N.A. and certain other financial institutions (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 8, 2021)

10.2
First Amendment to Credit Agreement dated as of November 8, 2021, by and among NGL Energy Operating LLC, NGL Energy Partners LP, each Guarantor party hereto, JPMorgan Chase Bank, N.A. and certain other financial institutions (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended September 30, 2021 filed with the SEC on November 9, 2021)

Exhibit Number	Description
10.3
Second Amendment to Credit Agreement dated as of April 13, 2022, by and among NGL Energy Operating LLC, NGL Energy Partners LP, each Guarantor party hereto, JPMorgan Chase Bank, N.A. and certain other financial institutions (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2022 filed with the SEC on June 6, 2022)

10.4
Third Amendment to Credit Agreement dated as of February 16, 2023, by and among NGL Energy Operating LLC, NGL Energy Partners LP, each Guarantor party hereto, JPMorgan Chase Bank, N.A. and certain other financial institutions (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 16, 2023)

10.5
Fourth Amendment to Credit Agreement dated as of July 13, 2023, by and among NGL Energy Operating LLC, NGL Energy Partners LP, each Guarantor party hereto, JPMorgan Chase Bank, N.A. and certain other financial institutions (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2023 filed with the SEC on August 9, 2023)

10.6
Fifth Amendment to Credit Agreement, dated as of February 2, 2024, by and among NGL Energy Operating LLC, NGL Energy Partners LP, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 2, 2024)

10.7
Sixth Amendment to Credit Agreement, dated as of September 26, 2024, by and among NGL Energy Operating LLC, NGL Energy Partners LP, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-35172) filed with the SEC on November 12, 2024)

10.8
Seventh Amendment to Credit Agreement, dated as of March 12, 2026, by and among NGL Energy Operating LLC, NGL Energy Partners LP, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on March 12, 2026)

10.9
Credit Party Accession Agreement, dated as of March 28, 2022, among NGL Shared Services, LLC, NGL Shared Services Holdings, Inc., and JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2022 filed with the SEC on June 6, 2022)

10.10
Credit Party Accession Agreement, dated as of June 30, 2023, among NGL North Ranch, LLC and JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2023 filed with the SEC on August 9, 2023)

10.11
Term Loan Credit Agreement, dated as of March 12, 2026, by and among NGL Energy Operating LLC, NGL Energy Partners LP, Barclays Bank PLC, as administrative agent, collateral agent and a lender, and certain financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on March 12, 2026)

10.12
Common Unit Purchase Agreement, dated November 5, 2013, by and among NGL Energy Partners LP and the purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on December 5, 2013)

10.13
Class D Preferred Unit and Warrant Purchase Agreement, dated July 2, 2019, by and among NGL Energy Partners LP, EIG Neptune Equity Aggregator, L.P. and FS Energy and Power Fund (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

10.14
Board Representation Rights Agreement, dated July 2, 2019, by and among NGL Energy Partners LP, NGL Energy Holdings LLC and certain affiliates of EIG Neptune Equity Aggregator, L.P. and FS Energy and Power Fund (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

10.15
Voting Agreement, dated July 2, 2019, by and among the members of NGL Energy Holdings LLC named therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

10.16
Letter Agreement, dated July 2, 2019, by and among NGL Energy Partners LP, Mesquite Disposals Unlimited, LLC and Mesquite SWD, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

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

10.20	Form of Par Warrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)
10.21	Form of Premium Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)
10.22+	NGL Energy Partners LP 2025 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement (File No. 001-35172) filed with the SEC on December 29, 2025)
10.23*+	Form of Restricted Unit Award Agreement under the NGL Energy Partners LP 2025 Long-Term Incentive Plan

Exhibit Number	Description
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2024 filed with the SEC on June 6, 2024)
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

*    Exhibits filed with this report.
**    The following documents are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2026 and 2025, (ii) Consolidated Statements of Operations for the years ended March 31, 2026, 2025, and 2024, (iii) Consolidated Statements of Comprehensive (Loss) Income for the years ended March 31, 2026, 2025, and 2024, (iv) Consolidated Statements of Changes in (Deficit) Equity for the years ended March 31, 2026, 2025, and 2024, (v) Consolidated Statements of Cash Flows for the years ended March 31, 2026, 2025, and 2024, and (vi) Notes to Consolidated Financial Statements.
+    Management contracts or compensatory plans or arrangements.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 28, 2026.

NGL Energy Partners LP
By:	NGL Energy Holdings LLC, its general partner
	By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. Michael Krimbill	Chief Executive Officer and Director	May 28, 2026
H. Michael Krimbill	(Principal Executive Officer)

/s/ Bradley P. Cooper	Chief Financial Officer	May 28, 2026
Bradley P. Cooper	(Principal Financial Officer)

/s/ Lawrence J. Thuillier	Chief Accounting Officer	May 28, 2026
Lawrence J. Thuillier	(Principal Accounting Officer)

/s/ Shawn W. Coady	Director	May 28, 2026
Shawn W. Coady

/s/ James M. Collingsworth	Director	May 28, 2026
James M. Collingsworth

/s/ Bryan K. Guderian	Director	May 28, 2026
Bryan K. Guderian

/s/ John T. Raymond	Director	May 28, 2026
John T. Raymond

/s/ Derek S. Reiners	Director	May 28, 2026
Derek S. Reiners

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of NGL Energy Holdings LLC and
Unitholders of NGL Energy Partners LP

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of NGL Energy Partners LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive (loss) income, changes in (deficit) equity, and cash flows for each of the three years in the period ended March 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of March 31, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 28, 2026 expressed an unqualified opinion.

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

Crude Oil Logistics reporting unit - goodwill impairment assessment
As described further in Note 5 to the consolidated financial statements, during the year ended March 31, 2026, the Partnership recognized goodwill impairment of $247.8 million related to its Crude Oil Logistics reporting unit. Management evaluates goodwill for impairment on an annual basis, or more frequently to the extent events or conditions indicate a risk of possible impairment. Based on events occurring during the three months ended March 31, 2026, management performed a quantitative impairment assessment of its Crude Oil Logistics reporting unit to evaluate goodwill for impairment. As a result of the assessment performed, the Partnership recognized a goodwill impairment charge of $247.8 million. We identified the Crude Oil Logistics reporting unit goodwill impairment assessment as a critical audit matter.

The principal consideration for our determination that the Crude Oil Logistics reporting unit goodwill impairment assessment is a critical audit matter is due to the estimation uncertainties and significant management judgment when estimating the fair value of the Crude Oil Logistics reporting unit. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s forecasted future cash flows and evaluation of the reasonableness of the valuation model used. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Our audit procedures related to the Crude Oil Logistics reporting unit goodwill impairment assessment included the following, among others:

•We tested the design and operating effectiveness of internal controls relating to management’s goodwill impairment assessment, including those over the determination of the fair value of the Crude Oil Logistics reporting unit.
•With the assistance of professionals with specialized skill and knowledge, we tested management’s process for calculating the goodwill impairment assessment, including the reasonableness of the valuation methodology and certain significant assumptions used in the calculations including the discount rate applied to the estimated future cash flows.
•We evaluated the reasonableness of significant judgments including forecasted revenue and operating expenses. We tested whether these forecasts were reasonable and consistent with historical performance and industry projections and conditions found in industry reports, as applicable.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2010.

Tulsa, Oklahoma
May 28, 2026

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Balance Sheets
(in Thousands, except unit amounts)

	March 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,505	$5,649
Accounts receivable, net of allowance for expected credit losses of $1,738 and $3,689, respectively	661,157	579,468
Accounts receivable-affiliates	313	730
Inventories	67,351	69,916
Prepaid expenses and other current assets	36,624	63,651
Assets held for sale	—	175,207
Assets of discontinued operations	—	67,432
Total current assets	773,950	962,053
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $1,272,286 and $1,104,582, respectively	2,091,747	2,066,847
GOODWILL	351,506	599,348
INTANGIBLE ASSETS, net of accumulated amortization of $389,992 and $340,334, respectively	805,110	851,347
OPERATING LEASE RIGHT-OF-USE ASSETS	113,326	109,870
OTHER NONCURRENT ASSETS	39,900	19,975
Total assets	$4,175,539	$4,609,440
LIABILITIES AND (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$495,180	$461,980
Accounts payable-affiliates	1	102
Accrued expenses and other payables	184,184	135,233
Advance payments received from customers	15,201	10,347
Current maturities of long-term debt	11,457	8,805
Operating lease obligations	33,459	27,911
Liabilities held for sale	—	42,103
Liabilities of discontinued operations	—	52,749
Total current liabilities	739,482	739,230
LONG-TERM DEBT, net of debt issuance costs of $41,264 and $43,144, respectively, and current maturities	3,223,126	2,961,703
OPERATING LEASE OBLIGATIONS	82,160	85,240
OTHER NONCURRENT LIABILITIES	136,953	125,897
COMMITMENTS AND CONTINGENCIES (NOTE 8)

CLASS D PREFERRED UNITS, 315,489 and 600,000 preferred units issued and outstanding, respectively	289,824	551,097
REDEEMABLE NONCONTROLLING INTERESTS	559	424

(DEFICIT) EQUITY:
General partner, representing a 0.1% interest, 123,938 and 132,145 notional units, respectively	(53,319)	(52,913)
Limited partners, representing a 99.9% interest, 123,814,289 and 132,012,766 common units issued and outstanding, respectively	(612,276)	(170,275)
Class B preferred limited partners, 12,585,642 and 12,585,642 preferred units issued and outstanding, respectively	305,468	305,468
Class C preferred limited partners, 1,800,000 and 1,800,000 preferred units issued and outstanding, respectively	42,891	42,891
Accumulated other comprehensive income	—	9
Noncontrolling interests	20,671	20,669
Total (deficit) equity	(296,565)	145,849
Total liabilities and (deficit) equity	$4,175,539	$4,609,440

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Year Ended March 31,
	2026	2025	2024
REVENUES:
Product	$2,396,188	$2,742,953	$3,467,925
Service and other	759,971	726,233	685,382
Total Revenues	3,156,159	3,469,186	4,153,307
COST OF SALES:
Product	2,160,353	2,437,331	3,103,710
Service and other	21,810	69,746	81,724
Total Cost of Sales	2,182,163	2,507,077	3,185,434
OPERATING COSTS AND EXPENSES:
Operating	293,587	297,686	299,605
General and administrative	70,108	55,593	121,625
Depreciation and amortization	254,831	254,732	266,114
Loss on disposal or impairment of assets, net	256,322	31,448	115,936
Revaluation of liabilities	4,415	(6,705)	2,680
Operating Income	94,733	329,355	161,913
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	201	6,565	4,120
Interest expense	(257,490)	(280,078)	(269,804)
Loss on early extinguishment of liabilities, net	(16,749)	—	(55,281)
Other income, net	526	4,262	2,782
(Loss) Income From Continuing Operations Before Income Taxes	(178,779)	60,104	(156,270)
INCOME TAX BENEFIT (EXPENSE)	276	4,885	(1,458)
(Loss) Income From Continuing Operations	(178,503)	64,989	(157,728)
Income (Loss) From Discontinued Operations, net of Tax	39,340	(21,826)	14,604
Net (Loss) Income	(139,163)	43,163	(143,124)
LESS: NET INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO NONREDEEMABLE NONCONTROLLING INTERESTS	(3,376)	(3,749)	(631)
LESS: NET LOSS (INCOME) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS	244	(46)	—
NET (LOSS) INCOME ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$(142,295)	$39,368	$(143,755)

NET LOSS FROM CONTINUING OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(444,859)	$(57,096)	$(297,705)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	39,301	(21,804)	14,589
NET LOSS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(405,558)	$(78,900)	$(283,116)
BASIC AND DILUTED (LOSS) INCOME PER COMMON UNIT
Loss From Continuing Operations	$(3.50)	$(0.43)	$(2.25)
Income (Loss) From Discontinued Operations, net of Tax	$0.31	$(0.16)	$0.11
Net Loss	$(3.19)	$(0.60)	$(2.14)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	127,020,619	132,204,283	132,146,477
 The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(in Thousands)

	Year Ended March 31,
	2026	2025	2024
Net (loss) income	$(139,163)	$43,163	$(143,124)
Other comprehensive (loss) income	(9)	508	(49)
Comprehensive (loss) income	$(139,172)	$43,671	$(143,173)

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Changes in (Deficit) Equity
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common
	General Partner	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total (Deficit) Equity
BALANCE AT MARCH 31, 2023	$(52,551)	14,385,642	$348,359	131,927,343	$455,564	$(450)	$16,507	$767,429
Distributions to preferred unitholders	—	—	—	—	(178,299)	—	—	(178,299)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(1,586)	(1,586)
Contributions from noncontrolling interest owners (Note 17)	—	—	—	—	—	—	2,685	2,685
Common unit repurchases and cancellations	—	—	—	(21,302)	(84)	—	—	(84)
Equity issued pursuant to incentive compensation plan	—	—	—	606,725	1,098	—	—	1,098
Net (loss) income	(283)	—	—	—	(143,472)	—	631	(143,124)
Other comprehensive loss	—	—	—	—	—	(49)	—	(49)
BALANCE AT MARCH 31, 2024	(52,834)	14,385,642	348,359	132,512,766	134,807	(499)	18,237	448,070
Contributions from noncontrolling interest owners	—	—	—	—	—	—	2,605	2,605
Distributions to preferred unitholders (Note 9)	—	—	—	—	(335,136)	—	—	(335,136)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(5,483)	(5,483)
Sale of interest in saltwater disposal assets (Note 17)	—	—	—	—	(338)	—	1,561	1,223
Common unit repurchases and cancellations (Note 9)	—	—	—	(500,000)	(2,126)	—	—	(2,126)
Warrant repurchases (Note 9)	—	—	—	—	(6,929)	—	—	(6,929)
Net (loss) income	(79)	—	—	—	39,447	—	3,749	43,117
Other comprehensive income	—	—	—	—	—	508	—	508
BALANCE AT MARCH 31, 2025	(52,913)	14,385,642	348,359	132,012,766	(170,275)	9	20,669	145,849
Contributions from noncontrolling interest owners	—	—	—	—	—	—	3,195	3,195
Distributions to preferred unitholders (Note 9)	—	—	—	—	(102,394)	—	—	(102,394)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(6,580)	(6,580)
Disposition of noncontrolling interest	—	—	—	—	—	—	11	11
Common unit repurchases and cancellations (Note 9)	—	—	—	(8,198,477)	(47,649)	—	—	(47,649)
Class D preferred units redemption - amount paid in excess of carrying value (Note 9)	—	—	—	—	(161,275)	—	—	(161,275)
Equity issued pursuant to incentive compensation plan (Note 9)	—	—	—	—	11,206	—	—	11,206
Net (loss) income	(406)	—	—	—	(141,889)	—	3,376	(138,919)
Other comprehensive loss	—	—	—	—	—	(9)	—	(9)
BALANCE AT MARCH 31, 2026	$(53,319)	14,385,642	$348,359	123,814,289	$(612,276)	$—	$20,671	$(296,565)

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in Thousands)

	Year Ended March 31,
	2026	2025	2024
OPERATING ACTIVITIES:
Net (loss) income	$(139,163)	$43,163	$(143,124)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(39,340)	21,826	(14,604)
Depreciation and amortization, including amortization of debt issuance costs	268,728	267,246	282,062
Loss (gain) on early extinguishment or revaluation of liabilities, net	21,164	(6,705)	57,961
Equity-based compensation expense	11,206	—	1,098
Loss on disposal or impairment of assets, net	256,322	31,448	115,936
Change in provision for expected credit losses	503	2,496	466
Net adjustments to fair value of derivatives	42,049	4,909	12,321
Equity in earnings of unconsolidated entities	(201)	(6,565)	(4,120)
Distributions of earnings from unconsolidated entities	108	6,702	5,190
Lower of cost or net realizable value adjustments	55	2,944	29
Other	188	(1,120)	3,238
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable and affiliates	(80,020)	114,416	221,690
Inventories	(6,678)	9,940	13,629
Other current and noncurrent assets	10,335	3,124	52,860
Accounts payable and affiliates	30,579	(145,988)	(233,701)
Other current and noncurrent liabilities	(25,518)	(90,986)	(9,113)
Net cash provided by operating activities-continuing operations	350,317	256,850	361,818
Net cash provided by operating activities-discontinued operations	15,636	40,613	14,346
Net cash provided by operating activities	365,953	297,463	376,164
INVESTING ACTIVITIES:
Capital expenditures	(221,278)	(245,816)	(152,295)
Net settlements of derivatives	(24,226)	(246)	(6,185)
Proceeds from sales of assets	72,672	42,819	53,246
Proceeds from divestitures of businesses and investments, net	88,639	72,246	16,000
Investments in unconsolidated entities	—	(106)	(258)
Distributions of capital from unconsolidated entities	—	2,002	568
Net cash used in investing activities-continuing operations	(84,193)	(129,101)	(88,924)
Net cash provided by investing activities-discontinued operations	67,709	6,292	5,163
Net cash used in investing activities	(16,484)	(122,809)	(83,761)
FINANCING ACTIVITIES:
Proceeds from borrowings under ABL Facility	1,080,000	2,008,000	1,652,000
Payments on ABL Facility	(1,054,000)	(1,899,000)	(1,790,000)
Issuance of secured debt	945,286	—	2,894,873
Payments on 2024 Term Loan B	(693,000)	(7,000)	—
Repayment and repurchase of senior notes	(17,274)	—	(2,781,067)
Proceeds from borrowings on other long-term debt	—	12,720	—
Payments on other long-term debt	(1,805)	(1,068)	—
Debt issuance costs	(17,955)	(5,258)	(53,170)
Contributions from noncontrolling interest owners	3,574	2,983	—
Distributions to preferred unitholders	(113,486)	(305,291)	(178,299)
Distributions to noncontrolling interest owners	(6,580)	(5,483)	(1,586)
Warrant repurchases	—	(6,929)	—
Class D preferred unit repurchases	(422,502)	—	—
Common unit repurchases and cancellations	(47,649)	(2,126)	(84)
Payments to settle contingent consideration liabilities	(155)	(420)	(1,576)
Net settlements of derivatives	526	977	—
Principal payments of finance lease	(1,593)	(19)	(16)
Net cash used in financing activities	(346,613)	(207,914)	(258,925)
Net increase (decrease) in cash and cash equivalents	2,856	(33,260)	33,478
Cash and cash equivalents, beginning of period	5,649	38,909	5,431
Cash and cash equivalents, end of period	$8,505	$5,649	$38,909
Supplemental cash flow information:
Cash interest paid	$244,214	$298,980	$247,276
Supplemental non-cash investing and financing activities:
Distributions declared but not paid to preferred unitholders	$18,753	$29,845	$—
Accrued capital expenditures	$21,393	$6,153	$9,626

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1—Organization and Operations

NGL Energy Partners LP, a Delaware master limited partnership (“we,” “us,” “our,” or the “Partnership”), was formed in September 2010. NGL Energy Holdings LLC serves as our general partner (“GP”). At March 31, 2026, our operations included three segments:

•Our Water Solutions segment transports, treats, recycles and disposes of produced and flowback water generated from crude oil and natural gas production. We also sell produced water for reuse and recycle to our producer customers to be used in their crude oil exploration and production activities. As part of processing water, we aggregate and sell recovered crude oil, also known as skim oil. We also dispose of solids such as tank bottoms, drilling fluids and drilling muds and perform other ancillary services such as truck washouts. Our activities in this segment are underpinned by long-term, fixed fee contracts and acreage dedications, a significant portion of which contain minimum volume commitments with leading oil and gas companies including large, investment grade producer customers.
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

On April 30, 2025, we sold our refined products business, including certain working capital items, to a third-party (see Note 17 for a further discussion).

The sale of our refined products business and winding down of our biodiesel business represent a strategic shift in our operations and will have a significant effect on our operations and financial results going forward. Accordingly, the results of operations and cash flows for our refined products and biodiesel businesses within our Liquids Logistics segment have been classified as discontinued operations for all periods presented and prior periods have been retrospectively adjusted in the consolidated statements of operations and consolidated statements of cash flows. In addition, the assets and liabilities related to our refined products and biodiesel businesses have been classified as either held for sale or discontinued operations within our March 31, 2025 consolidated balance sheet (see Note 18 for a further discussion).

Other Dispositions

Sale of Certain Investments in Unconsolidated Entities and Related Assets

On April 14, 2025, we sold certain investments in unconsolidated entities, property, plant and equipment and intangible assets to a third-party, which were classified as held for sale within our March 31, 2025 consolidated balance sheet (see Note 17 for a further discussion).

Sale of Certain Natural Gas Liquids Terminals and Most of Our Wholesale Propane Business

On April 30, 2025, we sold most of our wholesale propane business, 17 of our natural gas liquids terminals, our interest in an unconsolidated entity and working capital (“Wholesale Propane Disposition”) to a third-party (see Note 17 for a

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
further discussion). We incurred $7.3 million of costs related to this transaction during the year ended March 31, 2025, and these costs have been recorded within loss on disposal or impairment of assets, net in our consolidated statement of operations. The assets and liabilities of this portion of our Liquids Logistics segment were classified as held for sale within our March 31, 2025 consolidated balance sheet (see Note 18 for a further discussion).

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

We have not designated any financial instruments as hedges for accounting purposes. All changes in the fair value of our physical contracts that do not qualify as normal purchases and normal sales and settlements (whether cash transactions or non-cash mark-to-market adjustments) are reported within cost of sales-product (for purchase contracts) in our consolidated statements of operations, regardless of whether the contract is physically or financially settled, and within cash flows from operations in our consolidated statements of cash flows. The change in the fair value of our interest rate swaps is recorded as a net gain or loss within interest expense in our consolidated statement of operations and within cash flows from operations in our consolidated statements of cash flows.

We utilize various commodity derivative financial instrument contracts to attempt to reduce our exposure to price fluctuations. We do not enter into such contracts for trading purposes. Changes in assets and liabilities from commodity derivative financial instruments result primarily from changes in market prices, newly originated transactions, and the timing of settlements and are reported within cost of sales-product on the consolidated statements of operations, along with related settlements. We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. However, net unbalanced positions can exist or are established based on our assessment of anticipated market movements. Inherent in the resulting contractual portfolio are certain business risks, including commodity price risk and credit risk. Commodity price risk is the risk that the market value of crude oil or natural gas liquids will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Procedures and limits for managing commodity price risks and credit risks are specified in our market risk policy and credit policy, respectively. Open commodity positions and market price changes are monitored daily and are reported to senior management and to marketing operations personnel. Credit risk is monitored daily and exposure is minimized through customer deposits, letters of credit, monitoring customer receivables relative to previously-approved credit limits, restrictions on product liftings, entering into master netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions, reviewing the receivable aging and suspending sales to customers that have not timely paid outstanding invoices.

Cost of Sales

We include all costs we incur to acquire products, including the costs of purchasing, terminaling, and transporting inventory, prior to delivery to our customers, in cost of sales.

Depreciation and Amortization

Depreciation and amortization in our consolidated statements of operations includes all depreciation of our property, plant and equipment and amortization of intangible assets other than debt issuance costs, for which the amortization is recorded to interest expense and certain contract-based intangible assets, for which the amortization is recorded to cost of sales-product, cost of sales-service or operating expense.

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

We have certain taxable corporate subsidiaries in the United States and Canada, and our operations in Texas are subject to a state franchise tax that is calculated based on revenues net of cost of sales. Our fiscal years 2022 to 2025 generally remain subject to examination by federal, state, and Canadian tax authorities. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in income in the period that includes the enactment date.

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

We have a corporate subsidiary with a deferred tax liability of $28.5 million and $29.9 million at March 31, 2026 and 2025, respectively, in connection with certain of our acquisitions, which is included within other noncurrent liabilities in our consolidated balance sheets. The deferred tax liability is primarily the tax effected cumulative temporary difference between the GAAP basis and tax basis of the acquired assets within the corporation. For GAAP purposes, certain of the acquired assets will be depreciated and amortized over time which will lower the GAAP basis. The deferred tax benefit recorded during the year ended March 31, 2026 was $1.5 million with an effective tax rate of 21.0%. The deferred tax benefit recorded during the year ended March 31, 2025 was $7.1 million with an effective tax rate of 133.4%. The change in the effective tax rate from March 31, 2025 to March 31, 2026 was due to the sale of our ranches in April 2024 and the associated net deferred tax liabilities.

We evaluate uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. We had no uncertain tax positions that required recognition in our consolidated financial statements at March 31, 2026 or 2025.

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

The following table presents income tax (benefit) expense for the periods indicated:

	Year Ended March 31,
	2026	2025	2024
	(in thousands)
Current income tax expense (benefit):
Federal	$—	$501	$(106)
State	920	1,276	1,934
Foreign	260	410	830
Total	1,180	2,187	2,658
Deferred income tax benefit:
Federal	(1,456)	(7,070)	(1,080)
State	—	(2)	(120)
Total	(1,456)	(7,072)	(1,200)
Income tax (benefit) expense	$(276)	$(4,885)	$1,458

Amounts in the table above do not include income tax (benefit) expense related to our refined products and biodiesel businesses, as these amounts have been classified within discontinued operations within our consolidated statements of operations (see Note 18).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table presents income taxes paid (net of income tax refunds) for the periods indicated:

	Year Ended March 31,
	2026	2025	2024
	(in thousands)
Federal	$1,893	$1,420	$1,119
State	925	4,343	1,265
Foreign	431	410	829
Total	$3,249	$6,173	$3,213

Amounts in the table above do not include income taxes paid (net of income tax refunds) related to our refined products and biodiesel businesses, as these amounts have been classified within discontinued operations within our consolidated statements of cash flows.

The following table presents income taxes paid (net of income tax refunds) which exceeded five percent of total income taxes paid (net of income tax refunds) in the following jurisdictions for the periods indicated:

	Year Ended March 31,
	2026	2025	2024
	(in thousands)
State
Texas	$675	$977	$560
New Mexico	*	*	$206
Foreign
Canada	$431	$410	$829

*    Jurisdiction is below the five percent disaggregation threshold for the period presented.

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

We did not have any customers that represented over 10% of our consolidated revenues for the years ended March 31, 2026, 2025 and 2024.

Inventories

Our inventories are valued at the lower of cost or net realizable value, with cost determined using the weighted average cost method, including the cost of transportation and storage, and with net realizable value defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. In performing this analysis, we consider fixed-price forward commitments.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Inventories consist of the following at the dates indicated:

	March 31,
	2026	2025
	(in thousands)
Butane	$26,200	$22,674
Crude oil	25,173	23,962
Propane	7,320	11,847
Other	8,658	11,433
Total	$67,351	$69,916

Amounts in the table above do not include assets classified as either held for sale or discontinued operations within our March 31, 2025 consolidated balance sheet (see Note 18).

Investments in Unconsolidated Entities

Investments we do not control, but can exercise significant influence over, are accounted for using the equity method of accounting. Investments in partnerships and limited liability companies, unless our investment is considered to be minor, and investments in unincorporated joint ventures are also accounted for using the equity method of accounting. All of our equity method investments were classified as assets held for sale within our March 31, 2025 consolidated balance sheet (see Note 18).

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	March 31,
	2026	2025
	(in thousands)
Linefill (1)	$284	$5,240
Loan receivable (2)	—	3,089
Other (3)	39,616	11,646
Total	$39,900	$19,975

(1)    Represents minimum volumes of product we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At March 31, 2026 and 2025, linefill consisted of 6,981 and 90,881 barrels of crude oil, respectively. Linefill held in pipelines we own is included within property, plant and equipment (see Note 4).
(2)    Represents the noncurrent portion of loan receivables, net of allowances for expected credit losses, primarily related to the sale of certain saltwater disposal assets (see Note 17). At March 31, 2026 and 2025, the loan receivable balance (which includes interest receivable) was $3.3 million and $6.1 million, respectively, of which $3.3 million and $3.0 million, respectively, are recorded within prepaid expenses and other current assets in our consolidated balance sheets.
(3)    At March 31, 2026 and 2025, other consisted of $27.2 million and $2.9 million, respectively, of capitalized costs to obtain contracts with customers.

Amounts in the table above do not include assets classified as either held for sale or discontinued operations within our March 31, 2025 consolidated balance sheet (see Note 18).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	March 31,
	2026	2025
	(in thousands)
Accrued compensation and benefits	$75,243	$45,081
Derivative liabilities	31,619	6,427
Accrued interest	27,265	25,308
Distributions payable	18,753	29,845
Excise and other tax liabilities	13,750	13,100
Other	17,554	15,472
Total	$184,184	$135,233

Amounts in the table above do not include liabilities classified as either held for sale or discontinued operations within our March 31, 2025 consolidated balance sheet (see Note 18).

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

Intangible Assets

Our intangible assets include contracts and arrangements acquired in business combinations, including customer relationships, customer commitments, rights-of-way and easements and executory contracts and other agreements. In addition, we capitalize certain debt issuance costs associated with the ABL Facility (as defined herein). We amortize the majority of our intangible assets on a straight-line basis over the estimated useful lives of the assets (see Note 6). We amortize debt issuance costs over the terms of the related debt using a method that approximates the effective interest method.

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

Goodwill

Goodwill represents the excess of the purchase price of the acquired businesses over the net fair value of acquired assets and assumed liabilities. Business combinations are accounted for using the “acquisition method.” We expect that all of our goodwill at March 31, 2026 is deductible for federal income tax purposes.

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

Product Exchanges

Quantities of products receivable or returnable under exchange agreements are reported within prepaid expenses and other current assets and within accrued expenses and other payables in our consolidated balance sheets. We estimate the value of product exchange assets and liabilities based on the weighted average cost basis of the inventory we have delivered or will deliver on the exchange, plus or minus location differentials.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the balances related to the VIEs that are consolidated in our consolidated balance sheets at the dates indicated (excluding intercompany eliminations at the time of consolidation) as well as our equity in the VIEs:

	March 31,
	2026	2025
	(in thousands)
Cash and cash equivalents	$96	$14
Accounts receivable-affiliates	312	135
Prepaid expenses and other current assets	281	108
Property, plant and equipment, net	15,527	15,984
Accounts payable	(45)	(24)
Accrued expenses and other payables	(225)	(190)
Current maturities of long-term debt	(1,957)	(1,805)
Long-term debt, net	(7,867)	(9,818)
Redeemable noncontrolling interest	(559)	(424)
Partnership's equity in VIEs	$5,563	$3,980

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

Redeemable noncontrolling interests at March 31, 2024	$—
Contributions from redeemable noncontrolling interest owners (Note 17)	378
Net income from continuing operations attributable to redeemable noncontrolling interests	46
Redeemable noncontrolling interests at March 31, 2025	424
Contributions from redeemable noncontrolling interest owners	379
Net loss from continuing operations attributable to redeemable noncontrolling interests	(244)
Redeemable noncontrolling interests at March 31, 2026	$559

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Contingent Consideration Liabilities

Certain business combinations in our Water Solutions segment included future royalty payments to the seller, which we recorded as contingent consideration liabilities as part of our purchase price allocation. The initial fair value was calculated based on an estimate of the activity related to the assets acquired in the transaction, either volumes or revenue, and an estimate of the expected useful life of the assets and discounted to its present value using an appropriate discount rate. The contingent consideration liabilities are recorded within accrued expenses and other payables and other noncurrent liabilities in our consolidated balance sheets. The fair value of the contingent consideration liabilities is assessed each reporting period to determine if there are any changes to the estimated expected activity and the expected useful life of the assets. The same process to calculate the initial fair value of the contingent consideration liabilities is used to calculate the updated fair value. Changes in the fair value of the contingent consideration liabilities are recorded within revaluation of liabilities in our consolidated statement of operations. The fair value estimates used in the analysis of the contingent consideration liabilities were primarily based on Level 3 inputs in the fair value hierarchy.

The following table summarizes changes in our contingent consideration liabilities (in thousands):

Contingent consideration liabilities at March 31, 2024	$24,810
Liabilities settled	(2,308)
Valuation adjustment (1)	(6,705)
Contingent consideration liabilities at March 31, 2025 (2)	15,797
Liabilities settled	(2,212)
Valuation adjustment (3)	4,415
Contingent consideration liabilities at March 31, 2026 (4)	$18,000

(1)    Decrease due primarily to lower expected produced water volumes from our customers, resulting in a decrease to the expected future royalty payment.
(2)    Includes $2.0 million which is recorded within accrued expenses and other payables and $13.8 million which is recorded within other noncurrent liabilities in our March 31, 2025 consolidated balance sheet.
(3)    Increase due primarily to higher expected produced water volumes from our customers, resulting in an increase to the expected future royalty payment.
(4)    Includes $2.2 million which is recorded within accrued expenses and other payables and $15.8 million which is recorded within other noncurrent liabilities in our March 31, 2026 consolidated balance sheet.

Reclassifications

During the three months ended March 31, 2026, we identified a misclassification related to amounts recorded within inventories that should have been recorded as linefill within property, plant and equipment in prior periods. To correct the misclassification in the current period financial statements, we adjusted our March 31, 2026 consolidated balance sheet by reducing inventories by approximately $11.0 million and increasing linefill within property, plant and equipment by approximately $7.0 million. The difference of $4.0 million represents the change in the value of the inventory from the period when it should have been classified as linefill and has been recorded within cost of sales-product in our consolidated statement of operations. We concluded that the misclassification was not material to any of our prior period financial statements, and accordingly the prior periods presented herein have not been adjusted, as the value of inventories was approximately $9.2 million as of March 31, 2025 and the change in the value was approximately $2.2 million.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The ASU is effective for the Partnership’s fiscal year beginning April 1, 2025, with early adoption permitted. The amendments are required to be applied prospectively with retrospective application permitted. We adopted this ASU for the fiscal year ended March 31, 2026, and applied the amendments prospectively.

Note 3—Loss Per Common Unit

The following table presents our calculation of basic and diluted weighted average common units outstanding for the periods indicated:

	Year Ended March 31,
	2026	2025	2024
Weighted average common units outstanding during the period:
Common units - Basic	127,020,619	132,204,283	132,146,477
Common units - Diluted	127,020,619	132,204,283	132,146,477

For the years ended March 31, 2026, 2025 and 2024, all potential common units or convertible securities were considered antidilutive.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Our loss per common unit is as follows for the periods indicated:

	Year Ended March 31,
	2026	2025	2024
	(in thousands, except per unit amounts)
(Loss) income from continuing operations	$(178,503)	$64,989	$(157,728)
Less: Net income from continuing operations income attributable to nonredeemable noncontrolling interests	(3,376)	(3,749)	(631)
Less: Net loss (income) from continuing operations income attributable to redeemable noncontrolling interests	244	(46)	—
Net (loss) income from continuing operations attributable to NGL Energy Partners LP	(181,635)	61,194	(158,359)
Less: Distributions to preferred unitholders (1)	(263,669)	(118,347)	(139,644)
Less: Net loss from continuing operations net loss allocated to GP (2)	445	57	298
Net loss from continuing operations allocated to common unitholders	$(444,859)	$(57,096)	$(297,705)

Income (loss) from discontinued operations, net of tax	$39,340	$(21,826)	$14,604
Less: Net (income) loss from discontinued operations allocated to GP (2)	(39)	22	(15)
Net income (loss) from discontinued operation allocated to common unitholders	$39,301	$(21,804)	$14,589

Net loss allocated to common unitholders	$(405,558)	$(78,900)	$(283,116)
Basic and diluted (loss) income per common unit
Loss from continuing operations	$(3.50)	$(0.43)	$(2.25)
Income (loss) from discontinued operations, net of tax	$0.31	$(0.16)	$0.11
Net loss	$(3.19)	$(0.60)	$(2.14)
Basic and diluted weighted average common units outstanding	127,020,619	132,204,283	132,146,477

(1)    Includes distributions earned and declared for the year ended March 31, 2026 and the excess of the Class D Preferred Units (as defined herein) repurchase price over the carrying value of the units, as discussed further in Note 9. Includes distributions earned and declared for the year ended March 31, 2025. Also, includes cumulative distributions for the year ended March 31, 2024 which were earned but not declared or paid (see Note 9 for a further discussion of the suspension of common unit and preferred unit distributions).
(2)    Net loss (income) allocated to the GP includes distributions to which it is entitled as the holder of incentive distribution rights.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 4—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

	Estimated			March 31,
Description	Useful Lives			2026	2025
	(in years)			(in thousands)
Water treatment facilities and equipment (1)	2	-	30	$2,418,731	$2,240,919
Pipeline and related facilities	30	-	40	266,324	266,324
Crude oil tanks and related equipment	2	-	30	234,217	230,174
Buildings and leasehold improvements	3	-	40	124,783	124,388
Natural gas liquids terminal and storage assets	2	-	30	100,404	99,805
Land				64,610	64,733
Tank bottoms and linefill (2)				37,551	30,623
Information technology equipment	3	-	7	31,762	31,319
Vehicles and railcars (3)	3	-	25	23,734	33,629
Other	3	-	20	19,360	19,161
Construction in progress				42,557	30,354
Gross property, plant and equipment				3,364,033	3,171,429
Accumulated depreciation				(1,272,286)	(1,104,582)
Net property, plant and equipment				$2,091,747	$2,066,847

(1)    Includes finance leases right-of-use assets of $8.6 million at March 31, 2026. Accumulated amortization related to these finance leases is included within accumulated depreciation.
(2)    Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. Linefill, which represents our portion of the product volume required for the operation of the proportionate share of a pipeline we own, is recorded at historical cost.
(3)    Includes finance leases right-of-use assets of $0.2 million and $0.1 million at March 31, 2026 and 2025, respectively. Accumulated amortization related to these finance leases is included within accumulated depreciation.

Amounts in the table above do not include assets classified as either held for sale or discontinued operations within our March 31, 2025 consolidated balance sheet (see Note 18).

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Year Ended March 31,
	2026	2025	2024
	(in thousands)
Depreciation expense	$200,174	$198,859	$198,542
Capitalized interest expense	$1,132	$2,121	$1,561

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

We record (gains) losses from the sales of property, plant and equipment and any write-downs in value due to impairment within loss on disposal or impairment of assets, net in our consolidated statements of operations. The following table summarizes (gains) losses on the disposal or impairment of property, plant and equipment by segment for the periods indicated:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Year Ended March 31,
	2026	2025	2024
	(in thousands)
Water Solutions (1)	$18,041	$9,007	$38,938
Crude Oil Logistics (2)	267	(335)	2,910
Liquids Logistics (3)	(19)	(628)	(810)
Corporate and Other	(2)	43	(720)
Total	$18,287	$8,087	$40,318

(1)    Amount does not include the net loss recognized on the sale of certain investments in unconsolidated entities and related assets during the year ended March 31, 2026 discussed in Note 17. Amount does not include the gain recognized on the sale of certain freshwater water solutions facilities and certain saltwater disposal assets during the year ended March 31, 2025 discussed in Note 17. Amount does not include the loss recognized on the sale of certain saltwater disposal assets during the year ended March 31, 2024 discussed in Note 17.
(2)    Amounts do not include the gains recognized on the sale of certain railcars during the years ended March 31, 2026 and 2025 discussed in Note 17.
(3)    Amount does not include the net gains recognized on the Wholesale Propane Disposition and the sale of our refined products business during the year ended March 31, 2026 discussed in Note 17. Amount does not include the gain recognized on the sale of our natural gas liquids terminal in Green Bay, Wisconsin during the year ended March 31, 2025 discussed in Note 17. Amount does not include the gain recognized on the sale of three natural gas liquids terminals during the year ended March 31, 2024 discussed in Note 17.

During the year ended March 31, 2026, the following transactions were recorded:

•A net loss of $20.2 million primarily related to writing down the net book value of certain saltwater disposal wells and capital projects due to abandonment and the retirement of certain other assets in our Water Solutions segment.
•A gain of $2.2 million from insurance recoveries for certain saltwater disposal facilities and boosters damaged in a prior period in our Water Solutions segment.
•A net loss of $0.3 million primarily related to the sale or retirement of certain assets in our Crude Oil Logistics segment.
•A net loss of less than $0.1 million primarily related to the sale of certain assets in our Water Solutions segment.

During the year ended March 31, 2025, the following transactions were recorded:

•A net loss of $15.2 million primarily related to writing down the net book value of certain saltwater disposal wells and capital projects due to abandonment and the retirement of certain other assets in our Water Solutions segment.
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

During the year ended March 31, 2024, the following transactions were recorded:

•A net loss of $35.9 million primarily related to writing down the net book value of certain saltwater disposal wells and capital projects due to abandonment and the retirement of certain other assets in our Water Solutions segment.
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
•A gain of $0.7 million on the sale of our airplane in Corporate and Other.

Note 5—Goodwill

The following table summarizes changes in goodwill by segment for the periods indicated:

	Water Solutions	Crude Oil Logistics	Liquids Logistics	Total
	(in thousands)
Goodwill at March 31, 2024	$279,202	$309,971	$28,058	$617,231
Impairment	—	—	(17,883)	(17,883)
Goodwill at March 31, 2025	279,202	309,971	10,175	599,348
Impairment	—	(247,842)	—	(247,842)
Goodwill at March 31, 2026	$279,202	$62,129	$10,175	$351,506

Fiscal Year 2026 Goodwill Impairment Assessment

We performed a qualitative assessment as of January 1, 2026 to determine whether it was more likely than not that the fair value of each reporting unit was greater than the carrying value of the reporting unit. Based on these qualitative assessments, we determined that the fair value of each of our reporting units was more likely than not greater than the carrying value of the reporting units as of January 1, 2026.

Due to lower than expected operating results in our Crude Oil Logistics reporting unit and the conclusion during the three months ended March 31, 2026 of a competitive bid process that did not result in a divestiture transaction, it was decided that the goodwill within the Crude Oil Logistics reporting unit should be tested for impairment as of March 31, 2026. We estimated the fair value of the Crude Oil Logistics reporting unit based on the income approach, also known as the discounted cash flow method, which utilizes the present value of future expected cash flows to estimate the fair value. The future cash flows of the Crude Oil Logistics reporting unit were projected based upon estimates as of the test date of future revenues, operating expenses and cash outflows necessary to support these cash flows, including working capital and maintenance capital expenditures. We also considered expectations regarding: (i) volumes based on historical information and estimates of future drilling and completion activity, as well as expectations for future demand recovery and (ii) estimated fixed and variable costs. The discounted cash flows for the Crude Oil Logistics reporting unit were based on five years of projected cash flows and we applied a discount rate and terminal multiple that we believe would be applied by a theoretical market participant in similar market transactions. Based on this testing, we concluded that as of March 31, 2026, the fair value of the Crude Oil Logistics reporting unit was less than its carrying value by approximately 30%.

During the three months ended March 31, 2026, in our Crude Oil Logistics reporting unit, we recorded a goodwill impairment charge of $247.8 million within loss on disposal or impairment of assets, net in our consolidated statement of operations.

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

The fair value estimates used in all fiscal year impairment assessments above were primarily based on Level 3 inputs in the fair value hierarchy.

Note 6—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

		March 31, 2026			March 31, 2025
Description	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)	(in thousands)
Customer relationships	17.2	$857,903	$(304,877)	$553,026	$857,903	$(264,675)	$593,228
Customer commitments	18.3	192,000	(51,840)	140,160	192,000	(44,160)	147,840
Rights-of-way and easements	25.5	111,980	(28,367)	83,613	99,964	(21,645)	78,319
Executory contracts and other agreements	23.0	19,324	(4,654)	14,670	19,973	(5,106)	14,867
Debt issuance costs (1)	2.9	13,895	(254)	13,641	21,841	(4,748)	17,093
Total		$1,195,102	$(389,992)	$805,110	$1,191,681	$(340,334)	$851,347

(1)    Includes debt issuance costs related to the ABL Facility (as defined herein). Debt issuance costs related to the fixed-rate notes, 2026 Term Loan B (as defined herein) and 2024 Term Loan B (as defined herein) are reported as a reduction of the carrying amount of long-term debt.

Amounts in the table above do not include assets classified as either held for sale or discontinued operations within our March 31, 2025 consolidated balance sheet (see Note 18).

Write off of Intangible Assets

For intangible assets other than debt issuance costs, we record (gains) losses from the sales of intangible assets and any write-downs in value due to impairment within loss on disposal or impairment of assets, net in our consolidated statements of operations. We record the write-off of debt issuance costs within loss on early extinguishment of liabilities, net in our consolidated statements of operations. Intangible assets sold as part of the dispositions disclosed in Note 17 are not described below.

During the year ended March 31, 2026, as a result of the amendment of the ABL Facility effective March 12, 2026, we wrote off $1.7 million of debt issuance costs related to the ABL Facility due to a lender discontinuation in the lender syndication.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

During the year ended March 31, 2024, we recorded an impairment charge of $0.3 million to write down the value of a trade name in conjunction with the sale of certain saltwater disposal assets in the Pinedale Anticline Basin as we are no longer using the trade name (see Note 17).

Amortization expense is as follows for the periods indicated:

	Year Ended March 31,
Recorded In	2026	2025	2024
	(in thousands)
Depreciation and amortization	$54,657	$55,873	$67,572
Cost of sales-service	1,068	—	—
Cost of sales-product	—	257	—
Interest expense	4,596	4,142	5,541
Operating expenses	247	247	247
Total	$60,568	$60,519	$73,360

Amounts in the table above do not include amortization expense related to our refined products and biodiesel businesses, as these amounts have been classified within discontinued operations within our consolidated statements of operations (see Note 18).

The following table summarizes expected amortization of our intangible assets at March 31, 2026 (in thousands):

Year Ending March 31,
2027	$63,582
2028	55,333
2029	52,006
2030	44,558
2031	43,809
Thereafter	545,822
Total	$805,110

Note 7—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	March 31, 2026			March 31, 2025
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Asset-based revolving credit facility (“ABL Facility”)	$135,000		$135,000	$109,000		$109,000
2024 senior secured term loan “B” credit facility (“2024 Term Loan B”)	—	$—	—	693,000	$(16,479)	676,521
2026 senior secured term loan “B” credit facility (“2026 Term Loan B”)	950,000	(19,838)	930,162	—	—	—
Senior secured notes:
8.125% Notes due 2029 (“2029 Senior Secured Notes”)	900,000	(7,580)	892,420	900,000	(10,219)	889,781
8.375% Notes due 2032 (“2032 Senior Secured Notes”)	1,281,000	(13,823)	1,267,177	1,300,000	(16,416)	1,283,584
Other long-term debt	9,847	(23)	9,824	11,652	(30)	11,622
Total long-term debt	3,275,847	(41,264)	3,234,583	3,013,652	(43,144)	2,970,508
Less: Current maturities	11,457	—	11,457	8,805	—	8,805
Long-term debt	$3,264,390	$(41,264)	$3,223,126	$3,004,847	$(43,144)	$2,961,703

(1)    Debt issuance costs related to the ABL Facility are reported within intangible assets, rather than as a reduction of the carrying amount of long-term debt. The unamortized debt issuance costs for the 2026 Term Loan B include a $4.7 million discount.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Recent Developments

On March 12, 2026, we closed a debt refinancing transaction of $950.0 million consisting of a new seven-year Term Loan B (“2026 Term Loan B”). The net proceeds from this transaction were used (i) to repay all borrowings under the existing 2024 Term Loan B, including any accrued and unpaid interest, (ii) to repay borrowings under the ABL Facility, (iii) to redeem, repurchase or otherwise retire a portion of the Class D Preferred Units, including any accrued and unpaid dividends, and (iv) to the extent of any remaining net proceeds, for general corporate purposes.

In addition, in connection with the closing of the refinancing, the ABL Facility was amended.

ABL Facility

Effective March 12, 2026, total commitments under the ABL Facility are $425.0 million, which was reduced from $475.0 million. The ABL Facility includes a $100.0 million sub-limit for letters of credit, which was reduced from $200.0 million. Also, on March 12, 2026, the rates were reduced as described in the paragraph below. Availability under the ABL Facility is subject to a borrowing base that is determined by calculating the amount equal to the sum of our eligible cash, outstanding accounts receivable balances with investment and non-investment grade counterparties, certain inventory, including inventory on railcars and unsettled derivative contracts. These amounts are subject to certain percentage and dollar amount caps, as described within the ABL Facility. The borrowing base is calculated monthly pursuant to a borrowing base certificate we deliver to the administrative agent. Availability under the ABL Facility is based on the lower of the current borrowing base and the total commitments, less borrowings and outstanding letters of credit. At March 31, 2026, $135.0 million was outstanding under the ABL Facility, letters of credit outstanding were $60.6 million, and we had a borrowing base of $388.7 million. The ABL Facility is scheduled to mature at the earliest of (a) February 2, 2029, or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, subject to certain exceptions.

The ABL Facility is secured by a lien on substantially all of our assets, including among other things, a first priority lien on our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents and related assets and a second priority lien on all of our other assets.

All borrowings under the ABL Facility bear interest at a secured overnight financing rate (“SOFR”) or the alternative base rate to provide for a 0.25% decrease based on our consolidated net leverage ratio. The amendments to ABL Facility reduced the applicable margin for alternate base rate loans from a range of 1.50% to 2.00% to a range of 1.00% to 1.50% and the applicable margin for SOFR from a range of 2.50% to 3.00% to a range of 2.00% to 2.50%. In addition, the ABL Facility includes a commitment fee that is charged and payable quarterly in arrears based on the average daily unused portion of the revolving commitments under the ABL Facility. The amendments to the ABL Facility also reduced the commitment fee from 0.50% per year to 0.25% per year. In the event our fixed charge coverage ratio is less than the 1.75 to 1.00, our commitment fee will be increased to 0.375%.

At March 31, 2026, the borrowings under the ABL Facility had a weighted average interest rate of 7.52% calculated as a SOFR rate of 3.68% plus a margin of 2.60% for SOFR borrowings and the prime rate of 6.75% plus a margin of 1.50% on the alternate base rate borrowings. On March 31, 2026, the interest rate in effect on letters of credit was 2.00%.

The ABL Facility contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The ABL Facility contains, as the only financial covenant, a fixed charge coverage ratio that is tested based on the financial statements for the most recently ended fiscal quarter upon the occurrence and during the continuation of a Cash Dominion Event (as defined in the ABL Facility). At March 31, 2026, no Cash Dominion Event had occurred.

Compliance

At March 31, 2026, we were in compliance with the covenants under the ABL Facility.

2026 Term Loan B

The 2026 Term Loan B was issued at 99.50% of par for gross proceeds of $945.3 million. The 2026 Term Loan B was issued pursuant to a credit agreement dated March 12, 2026 (“2026 Term Loan Credit Agreement”).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The 2026 Term Loan B bears interest at a SOFR-based rate or an alternate base rate, in each case plus an applicable margin. The applicable margin for alternate base rate loans varies from 2.25% to 2.50% and the applicable margin for SOFR-based loans varies from 3.25% to 3.50%, in each case, depending on our consolidated first lien net leverage ratio (as defined in the 2026 Term Loan Credit Agreement).

The 2026 Term Loan B matures on March 11, 2033 and will amortize in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount beginning with the fiscal quarter ended June 30, 2026, with the balance payable on maturity. We have the ability to prepay the 2026 Term Loan B at any time without premium or penalty, other than customary breakage costs and a premium of 1% of the principal amount prepaid, if the prepayment occurs prior to the six-month anniversary of the closing date. The 2026 Term Loan Credit Agreement contains customary mandatory prepayment requirements, including mandatory prepayments as a result of (a) excess cash flow (subject to certain customary exceptions and thresholds), (b) asset sales (subject to reinvestment rights and certain customary exceptions and thresholds) and (c) the incurrence of non-permitted indebtedness.

Under the 2026 Term Loan Credit Agreement, we are permitted to request, from time to time, (i) increases in the 2026 Term Loan B, and/or (ii) the establishment of new tranches of incremental term loans, in an aggregate principal amount of up to the greater of $350 million and 50% of consolidated EBITDA plus such additional amounts depending upon satisfaction of certain ratio tests and other conditions, in each case subject to commitments from lenders and customary conditions.

At March 31, 2026, the borrowings under the 2026 Term Loan B had an interest rate of SOFR of 3.68% plus a margin of 3.50%.

The 2026 Term Loan B is secured by first priority liens on substantially all of our assets other than our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents, renewable energy tax credits and related assets and second priority liens on our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents and related assets.

The 2026 Term Loan Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The 2026 Term Loan Credit Agreement requires that we maintain, on a quarterly basis, beginning with the quarter ended June 30, 2026, a debt service coverage rate (as defined in the 2026 Term Loan Credit Agreement) of no less than 1.1 to 1.0. At March 31, 2026, our debt service coverage rate was approximately 2.62 to 1.0.

The 2026 Term Loan Credit Agreement contains other customary terms, events of default and covenants.

Compliance

At March 31, 2026, we were in compliance with the covenants under 2026 Term Loan B.

2024 Term Loan B

On February 2, 2024, we issued a new 2024 Term Loan B at 99.25% of par for gross proceeds of $694.8 million. The 2024 Term Loan B was issued pursuant to a credit agreement dated February 2, 2024 (“2024 Term Loan Credit Agreement”). The 2024 Term Loan B was set to mature on February 2, 2031.

The 2024 Term Loan B was secured by first priority liens on substantially all of our assets other than our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents, renewable energy tax credits and related assets and second priority liens on our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents and related assets.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Repayments

The following table summarizes the repayment of the existing 2024 Term Loan B for the year ended March 31, 2026 (in thousands):

2024 Term Loan B (1)
2024 Term Loan B repayment	$687,750
Cash paid (excluding payments of accrued interest)	$687,750
Loss on early extinguishment of debt	$15,508

(1)    On March 12, 2026, as part of our debt refinancing transaction, we repaid our 2024 Term Loan B. Loss on the early extinguishment of debt for the 2024 Term Loan B during the year ended March 31, 2026, includes the write off of debt issuance costs and other expenses of $15.5 million. The loss is reported within loss on early extinguishment of liabilities, net within our consolidated statement of operations.

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

If we sell certain of our assets, or experience specific kinds of changes of control followed by a rating decline, each holder of the 2029 Senior Secured Notes and 2032 Senior Secured Notes will have the right to require us to offer to repurchase all or any part of that holder’s 2029 Senior Secured Notes and 2032 Senior Secured Notes at 101% of the aggregate principal amount of the 2029 Senior Secured Notes and 2032 Senior Secured Notes to be repurchased plus accrued and unpaid interest on the 2029 Senior Secured Notes and 2032 Senior Secured Notes repurchased to, but excluding, the date of purchase.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The Indenture contains other customary terms, events of default and covenants.

Senior Secured Notes Repurchases

The following table summarizes repurchases of Senior Secured Notes for the year ended March 31, 2026 (in thousands):

2032 Senior Secured Notes
Notes repurchased	$19,000
Cash paid (excluding payments of accrued interest)	$17,274
Gain on early extinguishment of debt (1)	$1,492

(1)    Gain on early extinguishment of debt for the 2032 Senior Secured Notes during the year ended March 31, 2026 is inclusive of the write off of debt issuance costs of $0.2 million. The gain is reported within loss on early extinguishment of liabilities, net within our consolidated statement of operations.

Senior Secured Notes Redemptions

The following table summarizes redemptions of Senior Secured Notes for the year ended March 31, 2024 (in thousands):

2026 Senior Secured Notes (1)
Notes redeemed	$2,050,000
Cash paid (excluding payments of accrued interest)	$2,088,438
Loss on early extinguishment of debt	$59,014

(1)    On February 4, 2021, we closed on our private offering of $2.05 billion of 7.500% senior secured notes due 2026 (“2026 Senior Secured Notes”). On February 6, 2024, we redeemed all of the outstanding 2026 Senior Secured Notes. Loss on the early extinguishment of debt for the 2026 Senior Secured Notes during the year ended March 31, 2024 includes the write off of debt issuance costs and other expenses of $20.6 million and a call premium of $38.4 million. The loss is reported within loss on early extinguishment of liabilities, net within our consolidated statement of operations.

Compliance

At March 31, 2026, we were in compliance with the covenants under the Indenture.

Senior Unsecured Notes

Senior Unsecured Notes Issuances

On February 22, 2017, we issued $500.0 million of our 6.125% senior unsecured notes due 2025 (“2025 Notes”). The 2025 Notes were set to mature on March 1, 2025. On January 19, 2024, we delivered notice to the holders of the 2025 Notes that we intend to redeem the 2025 Notes on February 20, 2024. We redeemed all of the remaining outstanding 2025 Notes on February 20, 2024 (see “Redemptions” below).

On April 9, 2019, we issued $450.0 million of our 7.5% senior unsecured notes due 2026 (“2026 Notes”) in a private placement. The 2026 Notes were set to mature on April 15, 2026. On February 2, 2024, we deposited $331.9 million with the trustee for the redemption of the 2026 Notes, which included the payment of accrued and unpaid interest of $12.0 million. As we met the requirements of discharge under the 2026 indenture dated February 4, 2021, we no longer had this liability as of March 31, 2024 (see “Redemptions” below).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Senior Unsecured Notes Repurchases

The following table summarizes repurchases of Senior Unsecured Notes for the year ended March 31, 2024 (in thousands):

2025 Notes
Notes repurchased	$99,275
Cash paid (excluding payments of accrued interest)	$91,982
Gain on early extinguishment of debt (1)	$6,906

(1)    Gain on early extinguishment of debt for the 2025 Notes during the year ended March 31, 2024 is inclusive of the write off of debt issuance costs of $0.4 million. The gain is reported within loss on early extinguishment of liabilities, net within our consolidated statement of operations.

Senior Unsecured Notes Redemptions

The following table summarizes redemptions of Senior Unsecured Notes for the year ended March 31, 2024 (in thousands):

2025 Notes (1)
Notes redeemed	$280,745
Cash paid (excluding payments of accrued interest)	$280,745
Loss on early extinguishment of debt	$978

2026 Notes (2)
Notes redeemed	$319,902
Cash paid (excluding payments of accrued interest)	$319,902
Loss on early extinguishment of debt	$2,159

(1)    On February 20, 2024, we redeemed all of the remaining outstanding 2025 Notes. Loss on the early extinguishment of debt for the 2025 Notes during the year ended March 31, 2024 includes the write off of debt issuance costs and other expenses of $1.0 million. The loss is reported within loss on early extinguishment of liabilities, net within our consolidated statement of operations.
(2)    On February 2, 2024, we deposited $331.9 million with the trustee for the redemption of the 2026 Notes, which included the repayment of accrued and unpaid interest of $12.0 million. As we met the requirements of discharge under the 2026 indenture dated February 4, 2021, we no longer had this liability as of March 31, 2024. Loss on the early extinguishment of debt for the 2026 Notes during the year ended March 31, 2024 includes the write off of debt issuance costs and other expenses of $2.2 million. The loss is reported within loss on early extinguishment of liabilities, net within our consolidated statement of operations.

Other Long-Term Debt

On June 24, 2024, we entered into an equipment loan for $6.4 million with American Bank and Trust Company which bears interest at a rate of 8.50% and is secured by an airplane (see Note 17). On September 24, 2024, we refinanced the loan and lowered the interest rate to 8.00%. We have an aggregate principal balance of $4.8 million at March 31, 2026. This loan matures on June 24, 2030.

On October 1, 2024, we entered into a second equipment loan for $6.4 million with American Bank and Trust Company which bears interest at a rate of 8.00% and is secured by an airplane (see Note 17). We have an aggregate principal balance of $5.0 million at March 31, 2026. This loan matures on September 24, 2030.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at March 31, 2026:

Year Ending March 31,	ABL Facility	2026 Term Loan B	Senior Secured Notes	Other Long-Term Debt	Total
			(in thousands)
2027	$—	$9,500	$—	$1,957	$11,457
2028	—	9,500	—	2,120	11,620
2029	135,000	9,500	900,000	2,300	1,046,800
2030	—	9,500	—	2,494	11,994
2031	—	9,500	—	976	10,476
Thereafter	—	902,500	1,281,000	—	2,183,500
Total	$135,000	$950,000	$2,181,000	$9,847	$3,275,847

Amortization of Debt Issuance Costs

Amortization expense for debt issuance costs related to long-term debt was $8.0 million, $7.9 million and $10.2 million during the years ended March 31, 2026, 2025 and 2024, respectively.

The following table summarizes expected amortization of debt issuance costs at March 31, 2026 (in thousands):

Year Ending March 31,
2027	$7,854
2028	7,854
2029	7,517
2030	5,215
2031	5,211
Thereafter	7,613
Total	$41,264

Note 8—Commitments and Contingencies

Legal Contingencies

In August 2015, LCT Capital, LLC (“LCT”) filed a lawsuit against the GP and the Partnership seeking payment for investment banking services related to the July 2014 acquisition of TransMontaigne Inc. Following a 2018 jury trial in Delaware state court, the jury awarded $4.0 million for quantum meruit and $29.0 million for fraudulent misrepresentation. After post-trial motions and appellate proceedings, the Supreme Court of Delaware ultimately limited LCT’s recovery to quantum meruit damages only and ordered a new trial on that claim. The re-trial conducted in February 2023, resulted in a jury award of $36.0 million, subject to statutory interest and costs. The GP and the Partnership appealed, but on May 28, 2024, the Supreme Court of Delaware affirmed the verdict and remanded the case for recalculation of interest. On June 13, 2024 the Partnership paid LCT $63.3 million to satisfy the judgment, of which $27.2 million represented interest and $0.1 million represented costs.

The Partnership was named as a defendant in a class action lawsuit filed in the Northern District of Oklahoma (Underwood v. NGL Energy Partners LP, Case No. 4:21-cv-00135-CVE-SH), alleging that its Crude Oil Logistics segment violated Oklahoma’s Production Revenue Standards Act by failing to include statutory interest on proceeds payments to certain mineral owners and state unclaimed property divisions. A significant portion of the claimed interest related to suspended proceeds inherited from predecessors and remitted to state unclaimed property divisions in 2016. Without admitting liability or wrongdoing, the Partnership settled all claims for approximately $8.4 million, which received final court approval on June 15, 2023.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Environmental Matters

At March 31, 2026, we have an environmental liability, measured on an undiscounted basis, of $1.3 million, which is recorded within accrued expenses and other payables in our consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our business, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our business.

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

The following table summarizes changes in our asset retirement obligations, which is reported within other noncurrent liabilities in our consolidated balance sheets (in thousands):

Asset retirement obligations at March 31, 2024	$56,574
Liabilities incurred	12,161
Liabilities associated with disposed assets (1)	(274)
Liabilities settled	(1,940)
Liabilities held for sale (2)	(1,149)
Accretion expense	4,200
Asset retirement obligations at March 31, 2025	69,572
Liabilities incurred	10,222
Liabilities associated with disposed assets (3)	(402)
Liabilities settled	(8,258)
Accretion expense	5,174
Asset retirement obligations at March 31, 2026	$76,308

(1)    Relates to the sale of certain saltwater disposal wells within our Water Solutions segment (see Note 17).
(2)    Relates to asset retirement obligations classified as held for sale for the sale of a portion of our Liquids Logistics segment and certain assets within our Water Solutions segment (see Note 18).
(3)    Relates to the sale of a certain saltwater disposal well within our Water Solutions segment.

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

At March 31, 2026, we had the following commodity purchase commitments:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Purchase Commitments:
Year Ending March 31,
2027	$52,616	519	$11,224	14,042
2028	—	—	1,290	1,890
Total	$52,616	519	$12,514	15,932

Index-Price Commodity Purchase Commitments:
Year Ending March 31,
2027	$1,009,011	10,968	$755,075	772,838
2028	322,290	4,676	21,854	24,150
2029	118,887	1,810	—	—
2030	109,189	1,811	—	—
2031	33,527	548	—	—
Thereafter	119,595	2,010	—	—
Total	$1,712,499	21,823	$776,929	796,988

(1)    Our crude oil index-price purchase commitments exceed our crude oil index-price sales commitments (presented below) due primarily to our long-term purchase commitments for crude oil that we purchase and ship on the Grand Mesa Pipeline.

At March 31, 2026, we had the following commodity sale commitments:

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Sale Commitments:
Year Ending March 31,
2027	$52,616	519	$27,828	27,219
2028	—	—	1,461	1,974
2029	—	—	19	19
2030	—	—	19	19
Total	$52,616	519	$29,327	29,231

Index-Price Commodity Sale Commitments:
Year Ending March 31,
2027	$818,866	8,391	$540,675	462,173
2028	87,274	1,266	1,328	1,620
2029	82,905	1,263	—	—
2030	75,863	1,263	—	—
Total	$1,064,908	12,183	$542,003	463,793

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

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our consolidated balance sheet and are not included in the tables above. These contracts are classified as either held for sale or discontinued operations within our March 31, 2025 consolidated balance sheet (see Note 18). There were no such forward purchase and sale contracts that do not qualify for the normal purchase normal sale election as of March 31, 2026.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Other Commitments

We have noncancelable agreements for product storage, railcar spurs, capital projects and real estate. The following table summarizes future minimum payments under these agreements at March 31, 2026 (in thousands):

Year Ending March 31,
2027	$6,447
2028	4,827
2029	2,691
2030	1,665
2031	1,409
Thereafter	1,190
Total	$18,229

Note 9—Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% GP interest and a 99.9% limited partner interest, which consists of common units. Our GP has the right, but not the obligation, to contribute a proportionate amount of capital to the Partnership to maintain its 0.1% GP interest. Our GP is not required to guarantee or pay any of our debts or obligations. At March 31, 2026, we own 8.69% of our GP.

General Partner Equity

In connection with the issuance of common units for the vesting of restricted units during the year ended March 31, 2024, we issued 586 notional units to our GP for less than $0.1 million in order to maintain its 0.1% interest in the Partnership.

In connection with the repurchase of common units (see below for further discussion), we repurchased notional units from our GP.

The following table summarizes the notional unit repurchases during the last two fiscal years:

	Total Number of	Average Price
	GP Notional Units	Paid Per	Aggregate Purchase
Period	Repurchased	GP Notional Unit	Price
			(in thousands)
July 1, 2024 - September 30, 2024	500	$4.2329	$2
April 1, 2025 - June 30, 2025	1,876	$4.2854	$8
July 1, 2025 - September 30, 2025	4,421	$4.7349	$21
October 1, 2025 - December 31, 2025	1,612	$9.7735	$16
January 1, 2026 - March 31, 2026	298	$9.5444	$3

Common Unit Repurchase Program

On June 5, 2024, the board of directors of our GP authorized a common unit repurchase program, under which we may repurchase up to $50.0 million of our outstanding common units from time to time in the open market, including pursuant to a repurchase plan administrated in accordance with Rule 10b5-1 under the Exchange Act, or in other privately negotiated transactions. This program does not have a fixed expiration date. The common unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of common units. As of March 31, 2026, $0.3 million remains unspent under this program.

On April 8, 2026, the board of directors of our GP authorized another common unit repurchase program, under which we may repurchase up to $100.0 million of our outstanding common units from time to time in the open market, including pursuant to a repurchase plan administrated in accordance with Rule 10b5-1 under the Exchange Act, or in other privately negotiated transactions. This program does not have a fixed expiration date. The common unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of common units.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes our common unit repurchases during the last two fiscal years:

	Total Number of	Average Price
	Common Units	Paid Per	Aggregate Purchase
Period	Repurchased	Common Unit	Price with Commissions
			(in thousands)
July 1, 2024 - September 30, 2024	500,000	$4.2329	$2,126
April 1, 2025 - June 30, 2025	1,873,838	$4.2854	$8,068
July 1, 2025 - September 30, 2025	4,416,425	$4.7349	$21,000
October 1, 2025 - December 31, 2025 (1)	1,611,088	$9.7735	$15,746
January 1, 2026 - March 31, 2026	297,126	$9.5444	$2,835

(1)    Included within the common units repurchases during the three months ended December 31, 2025, were 450,000 common units repurchased, from a member of management, in a privately negotiated transaction on November 22, 2025, for a per unit price of $9.86 and an aggregate purchase price of approximately $4.4 million. The price per unit was based on the closing price the day prior to the transaction date.

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

On February 6, 2024, the board of directors of our GP declared a cash distribution of 50% of the outstanding distribution arrearages through December 31, 2023 to the preferred unitholders. The distributions were paid on February 27, 2024. See below for a further discussion.

On April 4, 2024 and April 9, 2024, the board of directors of our GP declared cash distributions of the remaining outstanding distributions through March 31, 2024 to the preferred unitholders. The distributions were paid on April 18, 2024 and April 25, 2024, respectively. See below for further discussion.

As of April 25, 2024, all preferred unit distributions in arrears had been paid.

Class B Preferred Units

As of March 31, 2026, there were 12,585,642 of our Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) outstanding.

Distributions for Prior Fiscal Years

On February 6, 2024, the board of directors of our GP declared a cash distribution of 50% of the outstanding distribution arrearages through December 31, 2023 to the holders of the Class B Preferred Units. The distribution amount of $55.9 million was paid on February 27, 2024.

On April 4, 2024, the board of directors of our GP declared a cash distribution of $3.0224 which was 55.4% of the outstanding distribution arrearages through the quarter ended March 31, 2024 to the holders of the Class B Preferred Units. The distribution amount of $38.0 million was paid on April 18, 2024.

On April 9, 2024, the board of directors of our GP declared a cash distributions of $2.4750 which fully paid the remaining distribution arrearages and interest through the quarter ended March 31, 2024 to the holders of the Class B Preferred Units. The distribution amount of $31.1 million, which included a distribution of $9.9 million earned during the quarter ended March 31, 2024, was paid on April 25, 2024.

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

The following table summarizes the distributions declared for our Class B Preferred Units during the last two fiscal years:

			Three-Month	Distribution	Amount Paid to Class B
Date Declared	Record Date	Payment Date	SOFR	Rate	Preferred Unitholders
					(in thousands)
June 21, 2024	July 1, 2024	July 15, 2024	5.300%	$0.8153	$10,261
September 19, 2024	October 1, 2024	October 15, 2024	5.332%	$0.8004	$10,073
December 12, 2024	January 1, 2025	January 15, 2025	4.593%	$0.7542	$9,493
March 19, 2025	April 1, 2025	April 15, 2025	4.329%	$0.7377	$9,284
June 18, 2025	July 1, 2025	July 15, 2025	4.298%	$0.7358	$9,261
September 18, 2025	October 1, 2025	October 15, 2025	4.291%	$0.7353	$9,255
December 16, 2025	January 1, 2026	January 15, 2026	3.985%	$0.7162	$9,014
March 18, 2026	April 1, 2026	April 15, 2026	3.661%	$0.6960	$8,759

The distribution amount paid on April 15, 2026 is included in accrued expenses and other payables in our consolidated balance sheet at March 31, 2026.

Class C Preferred Units

As of March 31, 2026, there were 1,800,000 of our Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) outstanding.

Distributions for Prior Fiscal Years

On February 6, 2024, the board of directors of our GP declared a cash distribution of 50% of the outstanding distribution arrearages through December 31, 2023 to the holders of the Class C Preferred Units. The distribution amount of $7.3 million was paid on February 27, 2024.

On April 4, 2024, the board of directors of our GP declared a cash distribution of $2.6790 which was 55.4% of the outstanding distribution arrearages through the quarter ended March 31, 2024 to the holders of Class C Preferred Units. The distribution amount of $4.8 million was paid on April 18, 2024.

On April 9, 2024, the board of directors of our GP declared a cash distribution of $2.1860 which fully paid the remaining distribution arrearages and interest through the quarter ended March 31, 2024 to the holders of the Class C Preferred Units. The distribution amount of $3.9 million, which included a distribution of $1.1 million earned during the quarter ended March 31, 2024, was paid on April 25, 2024.

Current Fiscal Year Distributions

The current distribution rate for the Class C Preferred Units is the three-month CME Term SOFR interest rate plus a spread of 7.384%.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the distributions declared for our Class C Preferred Units during the last two fiscal years:

			Three-Month	Distribution	Amount Paid to Class C
Date Declared	Record Date	Payment Date	SOFR	Rate	Preferred Unitholders
					(in thousands)
June 21, 2024	July 1, 2024	July 15, 2024	5.300%	$0.7926	$1,426
September 19, 2024	October 1, 2024	October 15, 2024	5.332%	$0.7947	$1,431
December 12, 2024	January 1, 2025	January 15, 2025	4.593%	$0.7486	$1,347
March 19, 2025	April 1, 2025	April 15, 2025	4.329%	$0.7320	$1,318
June 18, 2025	July 1, 2025	July 15, 2025	4.298%	$0.7301	$1,314
September 18, 2025	October 1, 2025	October 15, 2025	4.291%	$0.7297	$1,313
December 16, 2025	January 1, 2026	January 15, 2026	3.985%	$0.7106	$1,279
March 18, 2026	April 1, 2026	April 15, 2026	3.661%	$0.6903	$1,243

The distribution amount paid on April 15, 2026 is included in accrued expenses and other payables in our consolidated balance sheet at March 31, 2026.

Class D Preferred Units

On November 22, 2024, we purchased 23,375,000 of our outstanding warrants for $6.9 million.

As of March 31, 2026, there were 315,489 preferred units (“Class D Preferred Units”) and warrants exercisable to purchase an aggregate of 2,125,000 common units outstanding.

The following table summarizes the Class D Preferred Units repurchases during the current fiscal year:

	Total Number of
	Class D Preferred	Average Price Paid Per	Aggregate Purchase
Date Redeemed	Units Repurchased	Class D Preferred Unit	Price with Distributions
			(in thousands)
May 19, 2025 (1)	20,000	$1,410.00	$28,200
June 23, 2025 (2)	50,000	$1,470.00	$73,500
October 17, 2025 (3)	18,506	$1,474.48	$27,287
March 18, 2026 (4)	196,005	$1,530.58	$300,002

(1)    The redemption price was $1,394.04, calculated at 134.30% of $1,037.98 (the Class D Preferred Unit Price), plus distributions of $15.96.
(2)    The redemption price was $1,442.57, calculated at 138.98% of $1,037.98 (the Class D Preferred Unit Price), plus distributions of $27.43.
(3)    The redemption price was $1,469.08, calculated at 141.53% of $1,037.98 (the Class D Preferred Unit Price), plus distributions of $5.40.
(4)    The redemption price was $1,506.86, calculated at 145.17% of $1,037.98 (the Class D Preferred Unit Price), plus distributions of $23.72.

The following table summarizes the outstanding warrants at March 31, 2026:

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Distributions for Prior Fiscal Years

On February 6, 2024, the board of directors of our GP declared a cash distribution of 50% of the outstanding distribution arrears through December 31, 2023 to the holders of the Class D Preferred Units. The distribution amount of $115.0 million was paid on February 27, 2024.

On April 4, 2024, the board of directors of our GP declared a cash distribution of 55.4% of the outstanding distribution arrearages through the quarter ended March 31, 2024 to the holders of the Class D Preferred Units. The distribution amount of $77.1 million was paid on April 18, 2024.

On April 9, 2024, the board of directors of our GP declared a cash distribution which fully paid the remaining distribution arrearages and interest through the quarter ended March 31, 2024 to the holders of the Class D Preferred Units. The quarterly distribution of $63.0 million, which included a distribution of $16.4 million earned during the quarter ended March 31, 2024, was paid on April 25, 2024.

Current Fiscal Year Distributions

The holders of our Class D Preferred Units have elected, which they are allowed to do so from time to time, for the distributions to be calculated based on the three-month CME Term SOFR interest rate in accordance with our amended and restated limited partnership agreement (“Partnership Agreement”) plus a spread of 7.00%. The distribution rate for the Class D Preferred Units is 10.661% for the quarter ended March 31, 2026.

The following table summarizes the distributions declared on our Class D Preferred Units during the last two fiscal years:

			Three-Month	Distribution	Amount Paid to Class D
Date Declared	Record Date	Payment Date	SOFR	Rate	Preferred Unitholders
					(in thousands)
June 21, 2024 (1)	July 1, 2024	July 15, 2024		$26.01	$15,825
September 19, 2024	October 1, 2024	October 15, 2024	5.332%	$32.08	$19,248
December 12, 2024	January 1, 2025	January 15, 2025	4.593%	$30.16	$18,095
March 19, 2025	April 1, 2025	April 15, 2025	4.329%	$32.07	$19,243
June 18, 2025	July 1, 2025	July 15, 2025	4.298%	$29.39	$15,578
September 18, 2025	October 1, 2025	October 15, 2025	4.291%	$29.37	$15,568
December 16, 2025	January 1, 2026	January 15, 2026	3.985%	$28.58	$14,619
March 18, 2026	April 1, 2026	April 15, 2026	3.661%	$27.74	$8,751

(1)     The distribution rate was 10.00% (equal to $100.00 per every 1,000 in unit value per year).

The distribution amount paid on April 15, 2026 is included in accrued expenses and other payables in our consolidated balance sheet at March 31, 2026.

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

Equity-Based Incentive Compensation

On December 9, 2025, the board of directors of our GP approved the 2025 Long-Term Incentive Plan (“2025 Plan”), and unitholder approval was received on February 9, 2026. The Partnership may grant options, unit appreciation rights, restricted units, phantom units (including any tandem distribution equivalent rights granted with respect to a phantom unit), other unit-based awards, and unit awards to employees, directors of our GP, consultants or subsidiaries. The 2025 Plan shall continue until the earliest of (i) the date the 2025 Plan is terminated by the board of directors of our GP; (ii) all units available under the 2025 Plan have been paid to participants; or (iii) the tenth anniversary of the effective date. The maximum number of units that may be issued pursuant to the 2025 Plan is 10,000,000. Under the 2025 Plan, awards that are forfeited, cancelled, or otherwise expire without the actual delivery of the units, shall be available for future issuance, but units surrendered or withheld to pay either the exercise price of an award or to withhold taxes with respect to an award shall not become available for issuance in the future.

During the year ended March 31, 2026, certain employees were awarded 2,080,000 restricted units, which vest in tranches, subject to the continued service of the recipients (“Service Awards”). The weighted average grant price for these awards was $11.71, and none of these awards vested or were forfeited during the year ended March 31, 2026.

The following table summarizes the scheduled vesting of our unvested Service Awards at March 31, 2026:

Year Ending March 31,
2027	1,013,334
2028	26,667
2029	1,026,666
2030	13,333
Total	2,080,000

Service Awards are valued at the average of the high/low sales prices as of the grant date. We record the expense for each Service Award on a straight-line basis over the requisite period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date value of the award that is vested at that date. Forfeitures of Service Awards are accounted for when they occur.

During the year ended March 31, 2026, we recorded compensation expense related to Service Awards of $11.2 million.

The following table summarizes the estimated future expense we expect to record on the unvested Service Awards at March 31, 2026 (in thousands):

Year Ending March 31,
2027	$6,508
2028	6,170
2029	329
2030	133
Total	$13,140

As of March 31, 2026, there are approximately 7.9 million units remaining available for issuance under the 2025 Plan.

Our GP adopted a long-term incentive plan (“LTIP”) with the completion of our initial public offering, which allowed for the issuance of equity-based compensation. The LTIP expired on May 10, 2021. During the year ended March 31, 2024, we recorded compensation expense of $1.1 million related to awards granted under this our expired LTIP.

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

Derivatives

The following table summarizes, by level within the fair value hierarchy, the estimated fair values of our derivative assets and liabilities reported in our consolidated balance sheets at the dates indicated:

	March 31, 2026		March 31, 2025
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$6,118	$(14,478)	$67	$(1,644)
Level 2 measurements	219	(33,807)	22	(8,133)
	6,337	(48,285)	89	(9,777)

Netting of counterparty contracts (1)	(6,186)	6,186	(67)	67
Net cash collateral provided	5,658	8,360	1,527	1,577
Derivatives	$5,809	$(33,739)	$1,549	$(8,133)

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

The following table summarizes the accounts that include our derivative assets and liabilities in our consolidated balance sheets at the dates indicated:

	March 31,
	2026	2025
	(in thousands)
Prepaid expenses and other current assets	$5,809	$1,549
Accrued expenses and other payables	(31,619)	(6,427)
Other noncurrent liabilities	(2,120)	(1,706)
Net derivative liability	$(27,930)	$(6,584)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes our open derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At March 31, 2026:
Crude oil fixed-price (1)	April 2026–September 2027	(580)	$(23,656)
Propane fixed-price (1)	April 2026–March 2027	(163)	153
Butane fixed-price (1)	April 2026–March 2027	(1,277)	(12,003)
Variable-to-fixed interest rate swaps (2)	April 2026–April 2028		(1,169)
Other	April 2026–March 2027		(5,273)
			(41,948)
Net cash collateral provided			14,018
Net derivative liability			$(27,930)

At March 31, 2025:
Crude oil fixed-price (1)	April 2025–March 2026	59	$(6,492)
Butane fixed-price (1)	April 2025–March 2026	(1,148)	(482)
Variable-to-fixed interest rate swaps (2)	April 2025–April 2028		(2,539)
Other	April 2025–March 2026		(175)
			(9,688)
Net cash collateral provided			3,104
Net derivative liability			$(6,584)

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

Amounts in the tables above do not include assets and liabilities classified as either held for sale or discontinued operations within our March 31, 2025 consolidated balance sheet (see Note 18).

The following table summarizes the net losses recorded from our commodity derivatives to cost of sales-product in our consolidated statements of operations for the periods indicated (in thousands):

Year Ended March 31,
2026	$(43,341)
2025	$(4,482)
2024	$(12,836)

Amounts in the table above do not include net gains and losses from our commodity derivatives related to our refined products and biodiesel businesses, as these amounts have been classified within discontinued operations within our consolidated statements of operations (see Note 18).

The following table summarizes the net gains (losses) recorded from our interest rate swaps to interest expense in our consolidated statements of operations for the periods indicated (in thousands):

Year Ended March 31,
2026	$1,292
2025	$(427)
2024	$515

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At March 31, 2026, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our consolidated balance sheets and recognized in our net income.

Interest Rate Risk

Long-Term Debt

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the prime rate or SOFR plus an applicable margin (see Note 7 for the current rates on the ABL Facility).

The 2026 Term Loan B is variable-rate debt with interest rates that are generally indexed to SOFR plus an applicable margin (see Note 7 for the current rates on the 2026 Term Loan B).

Interest Rate Swaps

In March and April 2024, we entered into two $200.0 million interest rate swaps to reduce the variability of cash outflows associated with our floating-rate, SOFR-based borrowings, including borrowings on the 2024 Term Loan B and, effective March 12, 2026, the 2026 Term Loan B. Under these arrangements, we pay fixed interest rates of 4.32% and 3.842%, respectively, in exchange for SOFR-based variable interest through April 2026 and April 2028, respectively.

Preferred Unit Distributions

The current distribution rate for the Class B, Class C and Class D Preferred Units is the three-month CME Term SOFR plus a fixed spread (see Note 9 for the current distribution rates).

Fair Value of Fixed-Rate Notes

The following table provides fair values estimates of our fixed-rate notes at March 31, 2026 (in thousands):

2029 Senior Secured Notes	$925,500
2032 Senior Secured Notes	$1,319,964

For the 2029 Senior Secured Notes and 2032 Senior Secured Notes, the fair value estimates were developed based on publicly traded quotes and would be classified as Level 2 in the fair value hierarchy.

Note 11—Segments

Our operations are organized into three reportable segments: (i) Water Solutions, (ii) Crude Oil Logistics and (iii) Liquids Logistics. These segments have been identified based on the differing products and services, regulatory environment and the expertise required for these operations. Our Liquids Logistics reportable segment includes operating segments that have been aggregated based on the nature of the products and services provided. Our chief operating decision maker (“CODM”) is our chief executive officer. Adjusted EBITDA is reviewed by the CODM to evaluate performance and make business decisions. We define Adjusted EBITDA for Water Solutions as revenue minus operating and general and administrative expense, which excludes, accretion expense for asset retirement obligations (“Accretion Expense”) and legal and advisory costs associated with acquisitions and dispositions (“Acquisition Expense”), and plus or minus other reconciling items. We define Adjusted EBITDA for Crude Oil Logistics and Liquid Logistics as revenue minus cost of sales, which excludes unrealized gains and losses on derivatives, lower of cost or net realizable value adjustments and amortization expense for certain intangible assets, and plus or minus other reconciling segment items. The calculation of Adjusted EBITDA for our three reportable segments is presented in the Reportable Segment Information tables below.

See Note 1 for a discussion of the products and services of our reportable segments. The remainder of our business operations is presented as “Corporate and Other” and consists of certain corporate expenses that are not allocated to the reportable segments and the amounts to eliminate intercompany or intersegment transactions. Intercompany or intersegment transactions are recorded based on prices negotiated between the segments. Intrasegment transactions eliminations are recorded within each reportable segment. All of the tables below do not include amounts related to our refined products and biodiesel

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

businesses, as those amounts have been classified as discontinued operations within our consolidated statements of operations for all periods presented (see Note 1).

Disaggregation of Revenue

The following table summarizes revenues related to our segments for the periods indicated:

	Year Ended March 31,
	2026	2025	2024
	(in thousands)
Revenues:
Water Solutions:
Topic 606 revenues
Disposal service fees	$714,686	$637,098	$598,046
Sale of recovered crude oil	114,617	109,008	107,367
Sale of water	7,288	7,625	11,594
Other service revenues	2,211	1,896	13,030
Non-Topic 606 revenues	112	60	781
Total Water Solutions revenues	838,914	755,687	730,818
Crude Oil Logistics:
Topic 606 revenues
Crude oil sales	1,020,241	806,653	1,597,238
Crude oil transportation and other sales	29,331	66,263	50,151
Non-Topic 606 revenues	5,059	6,986	9,222
Total Crude Oil Logistics revenues	1,054,631	879,902	1,656,611
Liquids Logistics:
Topic 606 revenues
Butane sales	553,626	648,303	627,400
Propane sales	336,078	751,376	735,698
Other products sales	360,210	411,687	377,744
Service revenues	2,670	8,414	8,209
Non-Topic 606 revenues	9,612	13,832	17,374
Total Liquids Logistics revenues (1)	1,262,196	1,833,612	1,766,425
Corporate and Other:
Topic 606 revenues
Service revenues	422	401	—
Elimination of intersegment sales	(4)	(416)	(547)
Total Corporate and Other revenues	418	(15)	(547)
Total revenues	$3,156,159	$3,469,186	$4,153,307

(1)    During the years ended March 31, 2026, 2025 and 2024, our Liquids Logistics revenues included $138.6 million, $128.2 million and $132.1 million of non-US revenues, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Reportable Segment Information

The following tables set forth certain selected financial information for our segments for the periods indicated:

	Year Ended March 31, 2026
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Consolidated
	(in thousands)
Revenues	$838,914	$1,054,631	$1,262,196	$3,155,741
Cost of sales (1)	8,064	954,738	1,180,769	2,143,571
Operating, general and administrative expenses (2)	222,749	40,919	35,946	299,614
Other (3)	(5,375)	(33)	2	(5,406)
Adjusted EBITDA	$602,726	$58,941	$45,483	$707,150
Reconciling items:
Plus - all other Adjusted EBITDA				(46,947)
Less:
Depreciation and amortization				254,831
Amortization in cost of sales - service				1,068
Interest expense				257,490
Loss on disposal or impairment of assets, net				256,322
Net unrealized losses on derivatives				36,478
Lower of cost or net realizable value adjustments				(2,890)
Revaluation of liabilities				4,415
Loss on early extinguishment of liabilities, net				16,749
Asset retirement obligation accretion				5,174
Equity-based compensation				11,206
Adjustments related to unconsolidated entities (4)				24
Other (5)				(1,885)
Loss from continuing operations before income taxes (6)				$(178,779)

Segment capital expenditures	$221,255	$6,735	$7,064	$235,054
All other capital expenditures				1,431
Total capital expenditures (7)				$236,485

Segment assets (8)	$2,809,556	$923,685	$387,966	$4,121,207
All other assets (8)				54,332
Total assets (8) (9)				$4,175,539

(1)    Amount excludes net unrealized gains and losses on derivatives, lower of cost or net realizable value adjustments and amortization expense for certain intangible assets. Amount also excludes the difference in value recorded to cost of sales-product related to the misclassification of line fill within inventories (see Note 2).
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
(5)    Amount includes the net of Adjusted EBITDA related to our noncontrolling interests, unrealized gains and losses on investments and marketable securities, certain other non-operating income and expense items and the difference in value recorded to cost of sales-product related to the misclassification of line fill within inventories (see Note 2.
(6)    Total domestic loss from continuing operations before income taxes for the year ended March 31, 2026 was $180.9 million and total non-US income from continuing operations before income taxes for the year ended March 31, 2026 was $2.1 million.
(7)    Amount includes additions to property, plant and equipment and intangible assets, including the acquisition of assets.
(8)    Information is presented as of March 31, 2026.
(9)    Total assets includes $12.6 million of non-US total assets.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Year Ended March 31, 2025
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Total Segments
	(in thousands)
Revenues	$755,687	$879,902	$1,833,612	$3,469,201
Cost of sales (1)	(2,106)	772,665	1,730,396	2,500,955
Operating, general and administrative expenses (2)	217,223	40,866	51,314	309,403
Other (3)	1,426	2	1,467	2,895
Adjusted EBITDA	$541,996	$66,373	$53,369	$661,738
Reconciling items:
Plus - all other Adjusted EBITDA				(38,846)
Less:
Depreciation and amortization				254,732
Amortization in cost of sales - product				257
Interest expense				280,078
Loss on disposal or impairment of assets, net				31,448
Net unrealized losses on derivatives				3,366
Lower of cost or net realizable value adjustments				2,916
Revaluation of liabilities				(6,705)
Asset retirement obligation accretion				4,200
Adjustments related to unconsolidated entities (4)				427
Other (5)				(7,931)
Income from continuing operations before income taxes (6)				$60,104

Segment capital expenditures	$208,168	$6,915	$12,200	$227,283
All other capital expenditures				17,967
Total capital expenditures (7)				$245,250

Total segment assets (8)	$2,794,777	$1,198,501	$548,901	$4,542,179
All other assets (8)				67,261
Total assets (8) (9)				$4,609,440

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
(6)     Total domestic income from continuing operations before income taxes for the year ended March 31, 2025 was $57.4 million and total non-US income from continuing operations before income taxes for the year ended March 31, 2025 was $2.7 million.
(7)    Amount includes additions to property, plant and equipment and intangible assets, including the acquisition of assets.
(8)    Information is presented as of March 31, 2025.
(9)    Total assets includes $13.7 million of non-US total assets.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Year Ended March 31, 2024
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Total Segments
	(in thousands)
Revenues	$730,818	$1,656,611	$1,766,425	$4,153,854
Cost of sales (1)	10,909	1,527,236	1,657,523	3,195,668
Operating, general and administrative expenses (2)	215,300	42,589	55,600	313,489
Other (3)	3,699	101	(15)	3,785
Adjusted EBITDA	$508,308	$86,887	$53,287	$648,482
Reconciling items:
Plus - all other Adjusted EBITDA				(55,068)
Less:
Depreciation and amortization				266,114
Interest expense				269,804
Loss on disposal or impairment of assets, net				115,936
Net unrealized losses on derivatives				63,762
CMA Differential Roll net gains (4)				(71,285)
Lower of cost or net realizable value adjustments				(2,408)
Loss on early extinguishment of liabilities, net				55,281
Revaluation of liabilities				2,680
Asset retirement obligation accretion				2,619
Equity-based compensation				1,098
Acquisition expense (5)				48,116
Adjustments related to unconsolidated entities (6)				384
Other (7)				(2,417)
Loss from continuing operations before income taxes (8)				$(156,270)

Segment capital expenditures	$145,048	$6,905	$15,791	$167,744
All other capital expenditures				2,323
Total capital expenditures (9)				$170,067

Segment assets (10)	$2,885,041	$1,368,461	$686,885	$4,940,387
All other assets (10)				79,707
Total assets (10) (11)				$5,020,094

(1)    Amount excludes net unrealized gains and losses on derivatives and lower of cost or net realizable value adjustments.
(2)    Amount excludes Accretion Expense.
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
(8)    Total domestic loss from continuing operations before income taxes for the year ended March 31, 2024 was $159.1 million and total non-US income from continuing operations before income taxes for the year ended March 31, 2024 was $2.8 million.
(9)    Amount includes additions to property, plant and equipment and intangible assets, including the acquisition of assets.
(10)    Information is presented as of March 31, 2024.
(11)    Total assets includes $22.1 million of non-US total assets.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 12—Transactions with Affiliates

The following table summarizes our related party transactions for the periods indicated:

	Year Ended March 31,
	2026	2025	2024
	(in thousands)
Sales to entities affiliated with management	$422	$401	$—
Purchases from equity method investees	$—	$421	$1,281
Purchases from entities affiliated with management	$—	$—	$100

Affiliate balances consist of the following at the dates indicated:

	March 31,
	2026	2025
	(in thousands)
Accounts receivable-affiliates
Entities affiliated with management	$313	$135
Equity method investees	—	595
Total	$313	$730

Accounts payable-affiliates
Entities affiliated with management	$1	$1
Equity method investees	—	101
Total	$1	$102

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

Note 13—Employee Benefit Plan

We have established a defined contribution 401(k) plan to assist our eligible employees in saving for retirement. The 401(k) plan permits all eligible employees to make voluntary pre-tax or after-tax contributions to the plan, subject to applicable tax limitations. For every dollar that employees contribute up to 4% of their eligible compensation (as defined in the plan), we contribute one dollar, plus 50 cents for every dollar employees contribute between 4% and 6% of their eligible compensation (as defined in the plan). Our matching contributions vest over an employee’s first two years of employment, subject to a participant’s continued service. Expenses under the plan for the years ended March 31, 2026, 2025 and 2024 were $2.3 million, $2.7 million and $2.7 million, respectively. Expenses for matching contributions related to our refined products and biodiesel businesses have been classified within discontinued operations within our consolidated statements of operations (see Note 18).

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

Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 10 to 60 days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to allow customers to secure the right to reserve the product or storage capacity to be received or used at a later date, not to receive financing from our customers or to provide customers with financing.

We report taxes collected from customers and remitted to taxing authorities, such as sales and use taxes, on a net basis. We include amounts billed to customers for shipping and handling costs in revenues in our consolidated statements of operations.

Water Solutions Performance Obligations

Within the Water Solutions segment, revenue is disaggregated into two primary revenue streams that include service revenue and commodity sales revenue. For contracts involving disposal services, we accept produced water and solids for disposal at our facilities. The determination of transaction price, which is generally considered to be variable, under these contracts involves significant judgment as it is dependent upon the amount of volume of produced water or solids that are delivered to us by the customer over the term of the contract and the fees charged per barrel, which can either be a fixed amount per barrel or variable due to changes in inflation or other factors. Under certain contracts, the customer has committed to delivering to us a minimum volume of produced water over a specified time period. If the customer does not deliver the committed volumes, we receive a shortfall fee. At each reporting period, we make a determination as to the likelihood of earning this fee. We recognize revenue from these contracts when (i) actual volumes are received; and (ii) when the likelihood of a customer exercising its remaining rights to make up the deficient volumes under minimum volume commitments becomes remote (also known as the breakage model).

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Remaining Performance Obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we utilized the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these contracts. The following table summarizes the amount and timing of revenue recognition for such contracts at March 31, 2026 (in thousands):

Year Ending March 31,
2027	$139,773
2028	116,139
2029	110,823
2030	94,528
2031	64,966
Thereafter	46,353
Total	$572,582

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following tables summarize the balances of our contract assets and liabilities at the dates indicated:

	March 31,
	2026	2025	2024
	(in thousands)
Accounts receivable from contracts with customers (1)	$465,003	$294,378	$336,948
Contract assets (current)	$5,201	$512	$—

Contract liabilities at March 31, 2024	$16,933
Payment received and deferred	49,787
Payment recognized in revenue	(57,293)
Liabilities held for sale (2)	(259)
Contract liabilities at March 31, 2025	9,168
Payment received and deferred	19,953
Payment recognized in revenue	(15,153)
Contract liabilities at March 31, 2026	$13,968

(1)    Amounts do not include assets classified as either held for sale or discontinued operations within our March 31, 2025 consolidated balance sheet (see Note 18).
(2)    Relates to contract liabilities classified as held for sale for the sale of a portion of our Liquids Logistics segment (see Note 18).

Costs to Obtain a Contract with a Customer

Recoverable incremental costs incurred to obtain long-term contracts are capitalized. Incremental costs are costs that would not have been incurred if the contract was not obtained and consist primarily of sales commissions. Costs that are not incremental are expensed as incurred. These capitalized costs are amortized on a systematic basis that is consistent with the pattern of transfer of products or services over the life of the contract. For contracts in which the amortization period is one year or less, the incremental cost is not capitalized and the amount is expensed as incurred.

As of March 31, 2026, $27.2 million of capitalized costs to obtain contracts with customers is included within other noncurrent assets in the consolidated balance sheet. During the year ended March 31, 2026, $0.7 million of amortization expense related to the costs was recorded within operating expense in the consolidated statement of operations.

Note 15—Leases

Lessee Accounting

Our leasing activity primarily includes product storage, buildings, real estate, railcars, vehicles and equipment. At the inception of each arrangement, we assess whether it contains a lease and classify it as either an operating or finance lease based on its terms. Lease right-of-use assets reflect our right to use the asset during the lease term, while lease liabilities represent our obligation to make lease payments. Leases with an initial term greater than one year are recognized on the balance sheet at the commencement date, measured at the present value of lease payments. Since the interest rate implicit in our leases is not readily available, we use our incremental borrowing rate, which is the rate we would pay to borrow an amount equal to the lease payments over a similar term and in a similar economic environment. Some vehicle leases include guarantees of residual value.

Our lease agreements may include options to extend or terminate, which are considered in measuring our lease liability when exercise is reasonably certain. Lease renewal terms vary from one year to 30 years. We incur variable lease payments, such as adjustments based on an index or rate, such as a consumer price index, fair value adjustments, and charges for common area maintenance, real estate taxes, and insurance. Certain land leases in our Water Solutions segment require us to pay royalty payments, either as a flat rate per barrel disposed or a percentage of revenue generated. Variable lease payments are excluded from lease right-of-use assets and lease liabilities and are expensed as incurred. Lease right-of-use assets include lease prepayments and exclude lease incentives. For leases acquired through acquisitions, the right-of-use asset reflects adjustments for any favorable or unfavorable market terms.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

We have lease agreements with lease and non-lease components, which are generally accounted for separately. For certain leases of buildings, land and vehicles, we account for the lease and non-lease components as a single lease component based on the election of the practical expedient to not separate lease components from non-lease components.

The following table summarizes the components of our lease cost for the periods indicated:

	Year Ended March 31,
	2026	2025	2024
	(in thousands)
Operating lease cost (1)	$41,274	$41,014	$44,683
Variable lease cost (1)	42,673	37,123	31,118
Short-term lease cost (1)	538	1,029	931
Finance lease cost
Amortization of right-of-use asset (2)	858	5	5
Interest on lease obligation (3)	503	9	12
Total lease cost	$85,846	$79,180	$76,749

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

The following table summarizes the weighted average lease term and weighted average discount rate for the periods indicated:

	Year Ended March 31,
	2026	2025
Operating leases
Weighted average lease term (years)	5.14	5.54
Weighted average discount rate	8.30%	8.62%
Finance leases
Weighted average lease term (years)	2.41	2.33
Weighted average discount rate	8.87%	14.29%

The following table summarizes maturities of our lease obligations at March 31, 2026 (in thousands):

	Operating	Finance
Year Ending March 31,	Leases	Leases (1)
2027	$40,851	$3,209
2028	37,292	3,209
2029	25,095	1,556
2030	14,149	22
2031	4,940	—
Thereafter	20,295	—
Total lease payments	142,622	7,996
Less imputed interest	(27,003)	(788)
Total lease obligations	$115,619	$7,208

(1)    At March 31, 2026, the short-term finance lease obligation of $2.7 million is included in accrued expenses and other payables and the long-term finance lease obligation of $4.5 million is included in other noncurrent liabilities in our consolidated balance sheet.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes supplemental cash flow information related to our leases for the periods indicated:

	Year Ended March 31,
	2026	2025	2024
	(in thousands)
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease obligations
Operating cash outflows from operating leases	$42,226	$41,541	$44,781
Operating cash outflows from finance leases	$456	$9	$12
Financing cash outflows from finance leases	$1,593	$19	$16

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$36,299	$51,060	$53,338
Finance leases	$8,753	$—	$—

Amounts in the table above do not include operating cash outflows from operating leases related to our refined products and biodiesel businesses, as these amounts have been classified within discontinued operations within our consolidated statements of operations (see Note 18).

During the year ended March 31, 2026, we recorded an impairment of $1.5 million related to the remaining biodiesel railcars. During the year ended March 31, 2024, we recorded an impairment of $2.4 million for certain leases in our Water Solutions segment due to underutilization of certain freshwater wells.

Lessor Accounting and Subleases

Our lessor arrangements include storage, railcar and surface contracts, of which certain agreements contain renewal options for periods of between one year and five years. We determine if an agreement contains a lease at the inception of the arrangement. If an arrangement is determined to contain a lease, we classify the lease as operating, sales-type or direct financing. Lessor accounting under ASC 842 is substantially unchanged and all of our leases will continue to be classified as operating leases. We also, from time to time, sublease certain of our storage capacity and railcars to third-parties. Fixed rental revenue is recognized on a straight-line basis over the lease term. During the years ended March 31, 2026, 2025 and 2024, fixed rental revenue was $13.3 million, $15.0 million and $17.8 million, which includes $4.3 million, $3.4 million and $6.2 million of sublease revenue, respectively.

The following table summarizes future minimum lease payments to be received under various noncancelable operating lease agreements at March 31, 2026 (in thousands):

Year Ending March 31,
2027	$10,147
2028	6,915
2029	2,402
2030	609
2031	617
Thereafter	514
Total	$21,204

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

The following table summarizes changes in our allowance for expected credit losses for the periods indicated:

	Accounts Receivable	Notes Receivable and Other
	(in thousands)
Allowance for expected credit losses at March 31, 2024	$1,446	$51
Change in provision for expected credit losses	2,514	(18)
Dispositions (see Note 17)	(146)	—
Assets held for sale (see Note 18)	(44)	—
Write-offs charged against the provision	(81)	—
Allowance for expected credit losses at March 31, 2025	3,689	33
Change in provision for expected credit losses	518	(15)
Dispositions (See Note 17)	18	—
Write-offs charged against the provision	(2,487)	—
Allowance for expected credit losses at March 31, 2026	$1,738	$18

Amounts in the table above do not include allowance for expected credit losses related to assets classified as either held for sale or discontinued operations within our March 31, 2025 consolidated balance sheet (see Note 18).

Note 17—Other Matters

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

As part of these transactions, the noncontrolling interest holders have an option to require that we purchase their interest in the aviation entities. Due to these put options, activity for the noncontrolling interest holders has been recorded as redeemable noncontrolling interest in our March 31, 2026 and 2025 consolidated balance sheets (see Note 2).

Purchase and Sale of Marketable Equity Securities

On March 26, 2025, we purchased 2,200,000 shares of Prairie Operating Co. (“Prairie”) for $9.9 million. From March 27, 2025 to March 31, 2025, we sold 731,663 of these shares for $4.1 million and recognized a gain of $0.8 million within other income, net in our consolidated statement of operations for the year ended March 31, 2025. During the year ended March 31, 2026, we sold the remaining shares of Prairie for $6.0 million and recognized a loss of $0.6 million within other income, net in our consolidated statement of operations for the year ended March 31, 2026. Therefore, the sale of all Prairie shares we owned resulted in an overall gain of $0.2 million.

Dispositions

Water Solutions

Sale of Certain Saltwater Disposal Assets

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

On April 15, 2024, we sold certain saltwater disposal assets and intangible assets in the Delaware Basin to a third-party for total consideration of $4.2 million in cash. The buyer also assumed certain asset retirement obligations associated with the saltwater disposal assets. Upon classification as held for sale, we recorded a loss of $1.6 million to write down these assets to fair value less cost to sell within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2024. We also recorded a gain of $0.1 million on the sale within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2025.

On August 1, 2024, we retained a 51% voting interest and sold a minority interest in certain saltwater disposal assets in the Eagle Ford Basin to a third-party for total consideration of $1.5 million, of which $0.025 million was in cash and $1.475 million was a loan receivable. The loan receivable matured on September 30, 2025. The disposition of this interest was accounted for as an equity transaction, no gain or loss was recorded and the carrying value of the noncontrolling interest was adjusted to reflect the change in ownership interest of the subsidiary.

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

Sale of Certain Investments in Unconsolidated Entities and Related Assets

On April 14, 2025, we sold certain investments in unconsolidated entities, property, plant and equipment and intangible assets to a third-party for total consideration of $40.3 million in cash, plus working capital. As discussed below, we recorded a loss of $8.0 million to write down certain investments in unconsolidated entities and related assets to fair value less cost to sell within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2025. We also recorded a loss of $1.0 million on the sale within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2026. We classified the assets and liabilities as held for sale as of March 31, 2025 (see Note 18).

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

Fiscal Year 2026 Transactions

On April 30, 2025, we completed the Wholesale Propane Disposition and the sale of our refined products business for total consideration of approximately $156.3 million in cash, plus working capital. We recorded a gain on each transaction totaling a combined $55.4 million, of which $17.1 million is recorded within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2026 and $38.3 million is recorded within discontinued operations (see Note 18).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Crude Oil Logistics

Sale of Certain Railcars

During the three months ended March 31, 2025, we sold 193 railcars for total consideration of $14.4 million. We recognized a gain of $5.5 million within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2025. As of March 31, 2025, we entered into definitive agreements with third-parties to sell an additional 135 railcars, which have been classified as held for sale (see Note 18). During the year ended March 31, 2026, we sold all of these railcars for total consideration of $6.7 million in cash and we recognized a gain of $1.9 million within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2026.

In a separate transaction, on May 16, 2025, we sold 68 railcars to a third-party for total consideration of $2.1 million in cash and we recognized a gain of $0.1 million within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2026.

Note 18—Assets and Liabilities Held for Sale and Discontinued Operations

As discussed in Note 1, at March 31, 2025, we met the criteria for classifying the assets and liabilities of our refined products business and biodiesel business as either held for sale or discontinued operations and the operations of these businesses as discontinued. Also, as discussed in Note 1 and Note 17, at March 31, 2025, we met the criteria for classifying a portion of our Liquids Logistics segment, certain railcars and certain investments in unconsolidated entities and related assets as held for sale. Upon classification as held for sale, we recorded a loss of $8.0 million to write down certain investments in unconsolidated entities and related assets to fair value less cost to sell within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2025, and a valuation allowance included in assets held for sale in our March 31, 2025 consolidated balance sheet.

The following tables summarize the major classes of assets and liabilities classified as held for sale by segment at March 31, 2025 (in thousands):

	Water Solutions	Crude Oil Logistics	Liquids Logistics	Total
Assets Held for Sale
Cash and cash equivalents	$—	$—	$114	$114
Accounts receivable, net	—	—	21,204	21,204
Inventories	—	—	20,715	20,715
Prepaid expenses and other current assets	—	—	5,098	5,098
Property, plant and equipment, net	412	1,350	51,349	53,111
Goodwill	—	—	17,051	17,051
Intangible assets, net	29,557	—	9,718	39,275
Investments in unconsolidated entities	18,221	—	51	18,272
Operating lease right-of-use assets	—	—	3,962	3,962
Other noncurrent assets	—	1,237	3,142	4,379
Valuation allowance on assets held for sale	(7,974)	—	—	(7,974)
Total assets held for sale	$40,216	$2,587	$132,404	$175,207

Liabilities Held for Sale
Accounts payable	$—	$—	$32,072	$32,072
Accrued expenses and other payables	—	—	4,650	4,650
Advance payments received from customers	—	—	259	259
Operating lease obligations-current	—	—	1,705	1,705
Operating lease obligations-noncurrent	—	—	2,233	2,233
Other noncurrent liabilities	94	—	1,090	1,184
Total liabilities held for sale	$94	$—	$42,009	$42,103

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the major classes of assets and liabilities classified as discontinued operations in our Liquids Logistics segment at March 31, 2025 (in thousands):

Assets of Discontinued Operations
Accounts receivable, net	$67,350
Prepaid expenses and other current assets	82
Total assets of discontinued operations	$67,432

Liabilities of Discontinued Operations
Accounts payable	$48,454
Accrued expenses and other payables	4,295
Total liabilities of discontinued operations	$52,749

The following table summarizes the results of operations from discontinued operations related to our refined products and biodiesel businesses for the periods indicated:

	Year Ended March 31,
	2026	2025	2024
	(in thousands)
Revenues	$148,081	$2,253,294	$2,803,264
Cost of sales	146,508	2,267,498	2,781,360
Operating expenses	463	4,865	5,580
General and administrative expenses (1)	(6)	197	256
Depreciation and amortization	—	223	409
(Gain) loss on disposal or impairment of assets, net	(38,290)	1,995	—
Operating income (loss) from discontinued operations	39,406	(21,484)	15,659
Interest expense	(5)	(225)	(119)
Other (expense) income, net	(45)	(7)	11
Income (loss) from discontinued operations before taxes	39,356	(21,716)	15,551
Income tax expense	(16)	(110)	(947)
Income (loss) from discontinued operations, net of tax	$39,340	$(21,826)	$14,604

(1)    Negative amounts relate to prior period adjustments.