Form 10-Q
period 2026-06-30
NGL Energy Partners LP
filed 2026-08-04
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

At July 31, 2026, there were 124,814,289 common units issued and outstanding.

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

You should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report. Except as may be required by state and federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events, or otherwise. When considering forward-looking statements, please review the risks discussed under Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in Thousands, except unit amounts)

	June 30, 2026	March 31, 2026
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,071	$8,505
Accounts receivable, net of allowance for expected credit losses of $1,635 and $1,738, respectively	638,201	661,157
Accounts receivable-affiliates	526	313
Inventories	67,672	67,351
Prepaid expenses and other current assets	26,131	36,624
Total current assets	737,601	773,950
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $1,312,835 and $1,272,286, respectively	2,150,699	2,091,747
GOODWILL	351,506	351,506
INTANGIBLE ASSETS, net of accumulated amortization of $405,622 and $389,992, respectively	794,183	805,110
OPERATING LEASE RIGHT-OF-USE ASSETS	115,338	113,326
OTHER NONCURRENT ASSETS	30,757	39,900
Total assets	$4,180,084	$4,175,539
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable	$450,461	$495,180
Accounts payable-affiliates	1	1
Accrued expenses and other payables	128,165	184,184
Advance payments received from customers	18,392	15,201
Current maturities of long-term debt	11,497	11,457
Operating lease obligations	36,199	33,459
Total current liabilities	644,715	739,482
LONG-TERM DEBT, net of debt issuance costs of $39,327 and $41,264, respectively, and current maturities	3,264,175	3,223,126
OPERATING LEASE OBLIGATIONS	81,435	82,160
OTHER NONCURRENT LIABILITIES	135,865	136,953
COMMITMENTS AND CONTINGENCIES (NOTE 7)

CLASS D PREFERRED UNITS, 315,489 and 315,489 preferred units issued and outstanding, respectively	289,824	289,824
REDEEMABLE NONCONTROLLING INTERESTS	598	559

DEFICIT:
General partner, representing a 0.1% interest, 124,939 and 123,938 notional units, respectively	(53,259)	(53,319)
Limited partners, representing a 99.9% interest, 124,814,289 and 123,814,289 common units issued and outstanding, respectively	(552,217)	(612,276)
Class B preferred limited partners, 12,585,642 and 12,585,642 preferred units issued and outstanding, respectively	305,468	305,468
Class C preferred limited partners, 1,800,000 and 1,800,000 preferred units issued and outstanding, respectively	42,891	42,891
Noncontrolling interests	20,589	20,671
Total deficit	(236,528)	(296,565)
Total liabilities and deficit	$4,180,084	$4,175,539

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Three Months Ended June 30,
	2026	2025
REVENUES:
Product	$774,300	$436,418
Service and other	215,692	185,738
Total Revenues	989,992	622,156
COST OF SALES:
Product	679,472	377,464
Service and other	4,937	5,348
Total Cost of Sales	684,409	382,812
OPERATING COSTS AND EXPENSES:
Operating	78,885	70,768
General and administrative	17,568	13,740
Depreciation and amortization	61,895	66,585
Loss (gain) on disposal or impairment of assets, net	1,916	(9,199)
Operating Income	145,319	97,450
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	201
Interest expense	(67,068)	(65,545)
Gain on early extinguishment of liabilities, net	—	1,492
Other income (expense), net	1,496	(3,515)
Income From Continuing Operations Before Income Taxes	79,747	30,083
INCOME TAX BENEFIT	299	182
Income From Continuing Operations	80,046	30,265
Income From Discontinued Operations, net of Tax	35	39,379
Net Income	80,081	69,644
LESS: NET INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO NONREDEEMABLE NONCONTROLLING INTERESTS	(1,377)	(705)
LESS: NET LOSS (INCOME) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS	28	(17)
NET INCOME ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$78,732	$68,922

NET INCOME (LOSS) FROM CONTINUING OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$59,831	$(34,024)
NET INCOME FROM DISCONTINUED OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	35	39,340
NET INCOME ALLOCATED TO COMMON UNITHOLDERS - BASIC (NOTE 3)	$59,866	$5,316
NET INCOME ALLOCATED TO COMMON UNITHOLDERS - DILUTED (NOTE 3)	$61,212	$5,316
BASIC AND DILUTED INCOME (LOSS) PER COMMON UNIT
Income (Loss) From Continuing Operations	$0.48	$(0.26)
Income From Discontinued Operations, net of Tax	$—	$0.30
Net Income	$0.48	$0.04
BASIC WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	124,803,300	131,747,544
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	128,085,880	131,747,544

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in Thousands)

	Three Months Ended June 30,
	2026	2025
Net income	$80,081	$69,644
Other comprehensive loss	—	(9)
Comprehensive income	$80,081	$69,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in (Deficit) Equity
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common
	General Partner	Units	Amount	Units	Amount	Noncontrolling Interests	Total Deficit
BALANCE AT MARCH 31, 2026	$(53,319)	14,385,642	$348,359	123,814,289	$(612,276)	$20,671	$(296,565)
Contributions from noncontrolling interest owners	—	—	—	—	—	220	220
Distributions to preferred unitholders (Note 8)	—	—	—	—	(18,806)	—	(18,806)
Distributions to noncontrolling interest owners	—	—	—	—	—	(1,679)	(1,679)
Equity issued pursuant to incentive compensation plan (Note 8)	—	—	—	1,000,000	1,991	—	1,991
Investment in NGL Energy Holdings LLC	—	—	—	—	(1,798)	—	(1,798)
Net income	60	—	—	—	78,672	1,377	80,109
BALANCE AT JUNE 30, 2026	$(53,259)	14,385,642	$348,359	124,814,289	$(552,217)	$20,589	$(236,528)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in (Deficit) Equity
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common
	General Partner	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCE AT MARCH 31, 2025	$(52,913)	14,385,642	$348,359	132,012,766	$(170,275)	$9	$20,669	$145,849
Contributions from noncontrolling interest owners	—	—	—	—	—	—	621	621
Distributions to preferred unitholders	—	—	—	—	(27,844)	—	—	(27,844)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(1,977)	(1,977)
Disposition of noncontrolling interest	—	—	—	—	—	—	11	11
Common unit repurchases and cancellations	—	—	—	(1,873,838)	(8,068)	—	—	(8,068)
Class D preferred units redemption - amount paid in excess of carrying value	—	—	—	—	(35,756)	—	—	(35,756)
Net income	6	—	—	—	68,916	—	705	69,627
Other comprehensive loss	—	—	—	—	—	(9)	—	(9)
BALANCE AT JUNE 30, 2025	$(52,907)	14,385,642	$348,359	130,138,928	$(173,027)	$—	$20,029	$142,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in Thousands)

	Three Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES:
Net income	$80,081	$69,644
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(35)	(39,379)
Depreciation and amortization, including amortization of debt issuance costs	66,720	69,767
Gain on early extinguishment or revaluation of liabilities, net	—	(1,492)
Equity-based compensation expense	1,991	—
Loss (gain) on disposal or impairment of assets, net	1,916	(9,199)
Change in provision for expected credit losses	37	22
Net adjustments to fair value of derivatives	(21,471)	(8,791)
Equity in earnings of unconsolidated entities	—	(201)
Distributions of earnings from unconsolidated entities	—	108
Lower of cost or net realizable value adjustments	6,343	—
Other	3,226	1,227
Changes in operating assets and liabilities:
Accounts receivable and affiliates	15,152	110,159
Inventories	(6,664)	(12,773)
Other current and noncurrent assets	18,820	21,195
Accounts payable and affiliates	(44,754)	(149,746)
Other current and noncurrent liabilities	(44,359)	(33,285)
Net cash provided by operating activities-continuing operations	77,003	17,256
Net cash provided by operating activities-discontinued operations	35	15,946
Net cash provided by operating activities	77,038	33,202
INVESTING ACTIVITIES:
Capital expenditures	(108,762)	(22,129)
Net settlements of derivatives	693	5,116
Proceeds from sales of assets	12,473	61,120
Proceeds from divestitures of businesses and investments, net	—	87,243
Net cash (used in) provided by investing activities-continuing operations	(95,596)	131,350
Net cash provided by investing activities-discontinued operations	—	67,797
Net cash (used in) provided by investing activities	(95,596)	199,147
FINANCING ACTIVITIES:
Proceeds from borrowings under ABL Facility	316,000	208,000
Payments on ABL Facility	(274,000)	(280,000)
Payments on 2024 Term Loan B and 2026 Term Loan B	(2,375)	(1,750)
Repayment and repurchase of senior notes	—	(17,274)
Payments on other long-term debt	(473)	(436)
Debt issuance costs	(1,174)	(323)
Contributions from noncontrolling interest owners	220	621
Distributions to preferred unitholders	(18,753)	(31,536)
Distributions to noncontrolling interest owners	(1,679)	(1,977)
Class D preferred unit repurchases	—	(100,010)
Common unit repurchases and cancellations	—	(8,068)
Payments to settle contingent consideration liabilities	(35)	(52)
Net settlements of derivatives	(102)	248
Principal payments of finance leases	(707)	—
Investment in NGL Energy Holdings LLC	(1,798)	—
Net cash provided by (used in) financing activities	15,124	(232,557)
Net decrease in cash and cash equivalents	(3,434)	(208)
Cash and cash equivalents, beginning of period	8,505	5,649
Cash and cash equivalents, end of period	$5,071	$5,441
Supplemental cash flow information:
Cash interest paid	$64,228	$61,992
Income taxes paid (net of income tax refunds)	$759	$1,500
Supplemental non-cash investing and financing activities:
Distributions declared but not paid to preferred unitholders	$18,806	$26,153
Accrued capital expenditures	$24,729	$5,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Organization and Operations

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware master limited partnership. NGL Energy Holdings LLC serves as our general partner (“GP”). At June 30, 2026, our operations included three segments:

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

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim consolidated financial information in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, our unaudited condensed consolidated financial statements exclude certain information and notes required by GAAP for complete annual consolidated financial statements. However, we believe that the disclosures made are adequate to make the information presented not misleading. Our unaudited condensed consolidated financial statements include all adjustments that we consider necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed in this Quarterly Report on Form 10-Q. Our unaudited condensed consolidated balance sheet at March 31, 2026 was derived from our audited consolidated financial statements for the fiscal year ended March 31, 2026 included in our Annual Report on Form 10-K (“Annual Report”) filed with the SEC on May 28, 2026.

These interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report. Due to the seasonal nature of certain of our operations and other factors, the results of operations for interim periods are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2027.

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

We have a corporate subsidiary with a deferred tax liability of $28.1 million and $28.5 million at June 30, 2026 and March 31, 2026, respectively, in connection with certain of our acquisitions, which is included within other noncurrent liabilities in our unaudited condensed consolidated balance sheets. The deferred tax liability is primarily the tax effected cumulative temporary difference between the GAAP basis and tax basis of the acquired assets within the corporation. For GAAP purposes, certain of the acquired assets will be depreciated and amortized over time which will lower the GAAP basis. The deferred tax benefit recorded during the three months ended June 30, 2026 for the corporate subsidiary was $0.3 million with an effective tax rate of 21.0%. The deferred tax benefit recorded during the three months ended June 30, 2025 for the corporate subsidiary was $0.5 million with an effective tax rate of 21.0%.

We evaluate uncertain tax positions for recognition and measurement in our unaudited condensed consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in our unaudited condensed consolidated financial statements. We had no uncertain tax positions that required recognition in our unaudited condensed consolidated financial statements at June 30, 2026 or March 31, 2026.

The following table presents income tax benefit for the periods indicated:

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Current income tax expense:
State	$45	$311
Foreign	—	35
Total	45	346
Deferred income tax benefit:
Federal	(344)	(528)
Total	(344)	(528)
Income tax benefit	$(299)	$(182)

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

Inventories consist of the following at the dates indicated:

	June 30, 2026	March 31, 2026
	(in thousands)
Butane	$24,473	$26,200
Crude oil	24,274	25,173
Propane	10,911	7,320
Other	8,014	8,658
Total	$67,672	$67,351

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	June 30, 2026	March 31, 2026
	(in thousands)
Costs to obtain contracts with customers (1)	$21,893	$27,183
Other	8,864	12,717
Total	$30,757	$39,900

(1)    Represents the noncurrent portion of costs to obtain contracts with customers. At June 30, 2026 and March 31, 2026, the costs to obtain contracts with customers was $26.1 million and $27.2 million, respectively, of which $4.2 million is recorded within prepaid expenses and other current assets in our consolidated balance sheet at June 30, 2026.

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	June 30, 2026	March 31, 2026
	(in thousands)
Accrued interest	$28,453	$27,265
Accrued compensation and benefits	26,449	75,243
Distributions payable	18,806	18,753
Derivative liabilities	9,924	31,619
Excise and other tax liabilities	7,971	13,750
Other	36,562	17,554
Total	$128,165	$184,184

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

We have two aviation entities whereby we own a 90% interest and members of our management own a 10% interest. We executed guarantees for the benefit of the lender that obligates us for the payment and performance of the aviation entities with respect to the repayment of the loans. Since we guaranteed the payment of the outstanding loans, we have concluded that the aviation entities are VIEs because the equity is not sufficient to fund the aviation entities’ activities without additional subordinated financial support. We have the power to make decisions that most significantly affect the economic performance of the aviation entities and have benefits through our ownership interest. Therefore, we have concluded that we are the primary beneficiary and will consolidate the aviation entities in our unaudited condensed consolidated financial statements and will include the noncontrolling interests as redeemable noncontrolling interests as discussed below.

The following table summarizes the balances related to the VIEs that are consolidated in our unaudited condensed consolidated balance sheets at the dates indicated (excluding intercompany eliminations at the time of consolidation) as well as our equity in the VIEs:

	June 30, 2026	March 31, 2026
	(in thousands)
Cash and cash equivalents	$46	$96
Accounts receivable, net	20	—
Accounts receivable-affiliates	526	312
Prepaid expenses and other current assets	259	281
Property, plant and equipment, net	15,507	15,527
Accounts payable	(13)	(45)
Accrued expenses and other payables	(174)	(225)
Current maturities of long-term debt	(1,997)	(1,957)
Long-term debt, net	(7,355)	(7,867)
Redeemable noncontrolling interests	(598)	(559)
Partnership's equity in VIEs	$6,221	$5,563

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

Redeemable noncontrolling interests at March 31, 2026	$559
Contributions from redeemable noncontrolling interest owners	67
Net loss from continuing operations attributable to redeemable noncontrolling interests	(28)
Redeemable noncontrolling interests at June 30, 2026	$598

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Contingent Consideration Liabilities

The following table summarizes changes in our contingent consideration liabilities (in thousands):

Contingent consideration liabilities at March 31, 2026 (1)	$18,000
Liabilities settled	(625)
Contingent consideration liabilities at June 30, 2026 (2)	$17,375

(1)    Includes $2.2 million which is recorded within accrued expenses and other payables and $15.8 million which is recorded within other noncurrent liabilities in our March 31, 2026 consolidated balance sheet.
(2)    Includes $2.2 million which is recorded within accrued expenses and other payables and $15.2 million which is recorded within other noncurrent liabilities in our June 30, 2026 unaudited condensed consolidated balance sheet.

Reclassifications

As previously reported, it was determined that $7.3 million was incorrectly presented as Cost of Sales - Service and other instead of Cost of Sales - Product in our unaudited condensed consolidated statement of operations for the three months ended June 30, 2025. This amount was properly presented as Cost of Sales - Product in our unaudited condensed consolidated statement of operations starting with the six months ended September 30, 2025. As the amount was not considered material, it has been corrected in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

In May 2026, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which provides recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. The ASU is expected to improve the (i) understandability of financial accounting and reporting information about environmental credits and environmental credit obligations associated with regulatory compliance programs and (ii) comparability of that information by reducing diversity in practice. The ASU is effective for fiscal years beginning after December 15, 2027 (which is the Partnership’s fiscal year beginning April 1, 2028), and for interim periods within those fiscal years, with early adoption permitted. The ASU should be applied retrospectively through a cumulative effect adjustment to the opening balance of retained earnings as of the beginning of the annual period of adoption. We are currently evaluating the ASU to determine its impact on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements for Interim Reporting, which amends ASC 270 to provide clarity on the current interim reporting requirements. The ASU improves the navigability of the required interim disclosures and clarifying when that guidance is applicable, provides additional guidance on what disclosures should be provided in interim reporting periods and adds to ASC 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The ASU is effective for fiscal years beginning after December 15, 2027 (which is the Partnership’s fiscal year beginning April 1, 2028), and for interim periods within those fiscal years, with early adoption permitted. The amendments should be applied either prospectively or retrospectively to all prior periods presented in the financial statements. We are currently evaluating the ASU to determine its impact on our financial statement disclosures.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Note 3—Income (Loss) Per Common Unit

The following table presents our calculation of basic and diluted weighted average common units outstanding for the periods indicated:

	Three Months Ended June 30,
	2026	2025
Weighted average common units outstanding during the period:
Common units - Basic	124,803,300	131,747,544
Effect of Dilutive Securities:
Class D par warrants	111,693	—
Service awards (See Note 8)	309,689	—
Partial redemption of Class D Preferred Units (1)	2,861,198	—
Common units - Diluted	128,085,880	131,747,544

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

Our income (loss) per common unit is as follows for the periods indicated:

	Three Months Ended June 30,
	2026	2025
	(in thousands, except per unit amounts)
Income from continuing operations	$80,046	$30,265
Less: Net income from continuing operations attributable to nonredeemable noncontrolling interests	(1,377)	(705)
Less: Net loss (income) from continuing operations attributable to redeemable noncontrolling interests	28	(17)
Net income from continuing operations attributable to NGL Energy Partners LP	78,697	29,543
Less: Distributions to preferred unitholders (1)	(18,806)	(63,600)
Less: Net (income) loss from continuing operations allocated to GP (2)	(60)	33
Net income (loss) from continuing operations allocated to common unitholders	$59,831	$(34,024)

Net income from discontinued operations, net of tax	$35	$39,379
Less: Net income from discontinued operations allocated to GP (2)	—	(39)
Net income from discontinued operations allocated to common unitholders	$35	$39,340

Net income allocated to common unitholders - basic	$59,866	$5,316
Plus: Distributions to preferred unitholders (3)	1,347	—
Less: Net income from continuing operations allocated to GP - diluted (2)	(1)	—
Net income allocated to common unitholders - diluted	$61,212	$5,316

Basic and diluted income (loss) per common unit
Income (loss) from continuing operations	$0.48	$(0.26)
Income from discontinued operations, net of tax	—	0.30
Net income	$0.48	$0.04

(1)    Includes distributions earned and declared for the three months ended June 30, 2026 and 2025 and the excess of the Class D Preferred Units (as defined herein) repurchase price over the carrying value of the units for the three months ended June 30, 2025.
(2)    Net (income) loss allocated to the GP includes distributions to which it is entitled as the holder of incentive distribution rights.
(3)    Under the if-converted method, amount represents the Class D Preferred Unit distributions that would be eliminated due to the partial redemption of the Class D Preferred Units.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Note 4—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

Description	Estimated Useful Lives			June 30, 2026	March 31, 2026
	(in years)			(in thousands)
Water treatment facilities and equipment (1)	3	-	30	$2,445,479	$2,418,731
Pipeline and related facilities	30	-	40	266,324	266,324
Crude oil tanks and related equipment	2	-	30	235,107	234,217
Buildings and leasehold improvements	3	-	40	125,978	124,783
Natural gas liquids terminal and storage assets	2	-	30	101,723	100,404
Land				64,610	64,610
Tank bottoms and linefill (2)				37,551	37,551
Information technology equipment	3	-	7	32,547	31,762
Vehicles (3)	3	-	25	23,499	23,734
Other	3	-	20	19,360	19,360
Construction in progress				111,356	42,557
Gross property, plant and equipment				3,463,534	3,364,033
Accumulated depreciation				(1,312,835)	(1,272,286)
Net property, plant and equipment				$2,150,699	$2,091,747

(1)    Includes finance leases right-of-use assets of $10.3 million and $8.6 million at June 30, 2026 and March 31, 2026, respectively. Accumulated amortization related to these finance leases is included within accumulated depreciation.
(2)    Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. Linefill, which represents our portion of the product volume required for the operation of the proportionate share of a pipeline we own, is recorded at historical cost.
(3)    Includes finance leases right-of-use assets of $0.5 million and $0.2 million at June 30, 2026 and March 31, 2026, respectively. Accumulated amortization related to these finance leases is included within accumulated depreciation.

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Depreciation expense	$48,497	$53,417
Capitalized interest expense	$591	$84

We record (gains) losses from the sales of property, plant and equipment and any write-downs in value due to impairment within loss (gain) on disposal or impairment of assets, net in our unaudited condensed consolidated statements of operations. The following table summarizes (gains) losses on the disposal or impairment of property, plant and equipment by segment for the period indicated:

Three Months Ended June 30, 2026
(in thousands)
Water Solutions	$1,888
Crude Oil Logistics	117
Liquids Logistics	(13)
Corporate and Other	(8)
Total	$1,984

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Note 5—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

		June 30, 2026			March 31, 2026
Description	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)	(in thousands)
Customer relationships	17.0	$857,903	$(314,928)	$542,975	$857,903	$(304,877)	$553,026
Customer commitments	18.0	192,000	(53,760)	138,240	192,000	(51,840)	140,160
Rights-of-way and easements	25.7	117,281	(31,152)	86,129	111,980	(28,367)	83,613
Executory contracts and other agreements	22.9	18,763	(4,332)	14,431	19,324	(4,654)	14,670
Debt issuance costs (1)	2.6	13,858	(1,450)	12,408	13,895	(254)	13,641
Total		$1,199,805	$(405,622)	$794,183	$1,195,102	$(389,992)	$805,110

(1)    Includes debt issuance costs related to the ABL Facility (as defined herein). Debt issuance costs related to the fixed-rate notes and 2026 Term Loan B (as defined herein) are reported as a reduction of the carrying amount of long-term debt.

Amortization expense is as follows for the periods indicated:

	Three Months Ended June 30,
Recorded In	2026	2025
	(in thousands)
Depreciation and amortization	$13,398	$13,168
Cost of sales - service	1,602	—
Interest expense	1,197	1,135
Operating expenses	62	62
Total	$16,259	$14,365

The following table summarizes expected amortization of our intangible assets at June 30, 2026 (in thousands):

Year Ending March 31,
2027 (nine months)	$47,867
2028	55,662
2029	52,337
2030	44,898
2031	44,093
2032	42,534
Thereafter	506,792
Total	$794,183

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Note 6—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	June 30, 2026			March 31, 2026
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Asset-based revolving credit facility (“ABL Facility”)	$177,000		$177,000	$135,000		$135,000
2026 senior secured term loan “B” credit facility (“2026 Term Loan B”)	947,625	$(19,150)	928,475	950,000	$(19,838)	930,162
Senior secured notes:
8.125% Notes due 2029 (“2029 Senior Secured Notes”)	900,000	(6,921)	893,079	900,000	(7,580)	892,420
8.375% Notes due 2032 (“2032 Senior Secured Notes”)	1,281,000	(13,234)	1,267,766	1,281,000	(13,823)	1,267,177
Other long-term debt	9,374	(22)	9,352	9,847	(23)	9,824
Total long-term debt	3,314,999	(39,327)	3,275,672	3,275,847	(41,264)	3,234,583
Less: Current maturities	11,497	—	11,497	11,457	—	11,457
Long-term debt	$3,303,502	$(39,327)	$3,264,175	$3,264,390	$(41,264)	$3,223,126

(1)    Debt issuance costs related to the ABL Facility are reported within intangible assets, rather than as a reduction of the carrying amount of long-term debt. The unamortized debt issuance costs for the 2026 Term Loan B include a $4.5 million discount.

ABL Facility

Total commitments under the ABL Facility are $425.0 million and the sub-limit for letters of credit is $100.0 million. Availability under the ABL Facility is subject to a borrowing base that is determined by calculating the amount equal to the sum of our eligible cash, outstanding accounts receivable balances with investment and non-investment grade counterparties, certain inventory, including inventory on railcars and unsettled derivative contracts. These amounts are subject to certain percentage and dollar amount caps, as described within the ABL Facility. The borrowing base is calculated monthly pursuant to a borrowing base certificate we deliver to the administrative agent. Availability under the ABL Facility is based on the lower of the current borrowing base and the total commitments, less borrowings and outstanding letters of credit. At June 30, 2026, $177.0 million was outstanding under the ABL Facility, letters of credit outstanding were $49.5 million, and we had a borrowing base of $417.3 million. The ABL Facility is scheduled to mature at the earliest of (a) February 2, 2029 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, subject to certain exceptions.

The ABL Facility is secured by a lien on substantially all of our assets, including among other things, a first priority lien on our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents and related assets and a second priority lien on all of our other assets.

All borrowings under the ABL Facility bear interest at a secured overnight financing rate (“SOFR”) or the alternative base rate to provide for a 0.25% decrease based on our consolidated net leverage ratio. The applicable margin for alternate base rate loans varies from 1.00% to 1.50% and the applicable margin for SOFR varies from 2.00% to 2.50%. In addition, the ABL Facility includes a commitment fee that is charged and payable quarterly in arrears based on the average daily unused portion of the revolving commitments under the ABL Facility. Such commitment fee is 0.25% per year. In the event our fixed charge coverage ratio is less than 1.75 to 1.00, our commitment fee will be increased to 0.375%.

At June 30, 2026, the borrowings under the ABL Facility had a weighted average interest rate of 5.84% calculated as a SOFR rate of 3.64% plus a margin of 2.00% for SOFR borrowings and the prime rate of 6.75% plus a margin of 1.00% on the alternate base borrowings. On June 30, 2026, the interest rate in effect on letters of credit was 2.00%.

The ABL Facility contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The ABL Facility contains, as the only financial covenant, a fixed charge coverage ratio that is tested based on the financial statements for the most recently ended

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
fiscal quarter upon the occurrence and during the continuation of a Cash Dominion Event (as defined in the ABL Facility). At June 30, 2026, no Cash Dominion Event had occurred.

Compliance

At June 30, 2026, we were in compliance with the covenants under the ABL Facility.

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

At June 30, 2026, the borrowings under the 2026 Term Loan B had an interest rate of SOFR of 3.63% plus a margin of 3.50%.

The 2026 Term Loan B is secured by first priority liens on substantially all of our assets other than our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents, renewable energy tax credits and related assets and second priority liens on our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents and related assets.

The 2026 Term Loan Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The 2026 Term Loan Credit Agreement requires that we maintain, on a quarterly basis, beginning with the quarter ended June 30, 2026, a debt service coverage rate (as defined in the 2026 Term Loan Credit Agreement) of no less than 1.1 to 1.0. At June 30, 2026, our debt service coverage rate was approximately 2.73 to 1.0.

The 2026 Term Loan Credit Agreement contains other customary terms, events of default and covenants.

Compliance

At June 30, 2026, we were in compliance with the covenants under the 2026 Term Loan B.

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

The Indenture contains other customary terms, events of default and covenants.

Compliance

At June 30, 2026, we were in compliance with the covenants under the Indenture.

Other Long-Term Debt

On June 24, 2024, we entered into an equipment loan for $6.4 million with American Bank and Trust Company which bears interest at a rate of 8.50% and is secured by an airplane. On September 24, 2024, we refinanced the loan and lowered the interest rate to 8.00%. We have an aggregate principal balance of $4.6 million at June 30, 2026. This loan matures on June 24, 2030.

On October 1, 2024, we entered into a second equipment loan for $6.4 million with American Bank and Trust Company which bears interest at a rate of 8.00% and is secured by an airplane. We have an aggregate principal balance of $4.8 million at June 30, 2026. This loan matures on September 24, 2030.

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at June 30, 2026:

Year Ending March 31,	ABL Facility	2026 Term Loan B	Senior Secured Notes	Other Long-Term Debt	Total
	(in thousands)
2027 (nine months)	$—	$7,125	$—	$1,484	$8,609
2028	—	9,500	—	2,120	11,620
2029	177,000	9,500	900,000	2,300	1,088,800
2030	—	9,500	—	2,494	11,994
2031	—	9,500	—	976	10,476
2032	—	9,500	1,281,000	—	1,290,500
Thereafter	—	893,000	—	—	893,000
Total	$177,000	$947,625	$2,181,000	$9,374	$3,314,999

Amortization of Debt Issuance Costs

Amortization expense for debt issuance costs related to long-term debt was $2.0 million and $2.0 million during the three months ended June 30, 2026 and 2025, respectively.

The following table summarizes expected amortization of debt issuance costs at June 30, 2026 (in thousands):

Year Ending March 31,
2027 (nine months)	$5,893
2028	7,858
2029	7,521
2030	5,219
2031	5,215
2032	4,912
Thereafter	2,709
Total	$39,327

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Note 7—Commitments and Contingencies

Legal Contingencies

On July 29, 2026, TOG Operating, LLC and Titus Oil & Gas III, LLC (“Titus”) filed a lawsuit against the Partnership and two of its subsidiaries, NGL Water Solutions Permian, LLC, and NGL Water Solutions, LLC, in the District Court of Reeves County, Texas (“Reeves County Matter”) alleging that the Partnership flooded out Titus’s mineral estate through our saltwater disposal operations. Titus has asserted claims for trespass, negligence (including negligence per se and gross negligence), statutory waste, nuisance, declaratory judgment, and unjust enrichment. Titus is seeking an unspecified amount of economic damages along with exemplary damages and injuctive relief. Concurrently, Titus filed a complaint with the Railroad Commission of Texas asking that the Railroad Commission of Texas terminate or suspend injection well permits for certain of our wells located in Reeves County, Texas (“RRC Matter”). At this time, no discovery has been conducted in either matter. Accordingly, we are unable at this time to predict the outcome of these matters or to reasonably estimate the possible loss or range of loss, if any, that may result, and no accrual has been made. The Partnership denies the allegations in the Reeves County Matter and the RRC Matter and intends to vigorously contest and defend both matters.

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

Environmental Matters

At June 30, 2026, we have an environmental liability, measured on an undiscounted basis, of $1.3 million, which is recorded within accrued expenses and other payables in our unaudited condensed consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our business, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our businesses.

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

The following table summarizes changes in our asset retirement obligations, which is reported within other noncurrent liabilities in our unaudited condensed consolidated balance sheets (in thousands):

Asset retirement obligations at March 31, 2026	$76,308
Liabilities incurred	772
Liabilities settled	(580)
Accretion expense	1,376
Asset retirement obligations at June 30, 2026	$77,876

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

At June 30, 2026, we had the following commodity purchase commitments:

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Purchase Commitments:
Year Ending March 31,
2027 (nine months)	$25,513	295	$12,607	16,446
2028	—	—	1,291	1,890
Total	$25,513	295	$13,898	18,336

Index-Price Commodity Purchase Commitments:
Year Ending March 31,
2027 (nine months)	$678,226	10,644	$569,756	655,099
2028	346,629	6,805	21,600	25,410
2029	159,513	3,890	—	—
2030	157,508	3,890	—	—
2031	157,072	2,627	—	—
2032	154,504	2,634	—	—
Thereafter	392,954	7,009	—	—
Total	$2,046,406	37,499	$591,356	680,509

(1)    Our crude oil index-price purchase commitments exceed our crude oil index-price sales commitments (presented below) due primarily to our long-term purchase commitments for crude oil that we purchase and ship on the Grand Mesa Pipeline.

At June 30, 2026, we had the following commodity sale commitments:

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Sale Commitments:
Year Ending March 31,
2027 (nine months)	$25,777	295	$45,913	46,080
2028	—	—	1,562	2,120
2029	—	—	19	19
2030	—	—	19	19
Total	$25,777	295	$47,513	48,238

Index-Price Commodity Sale Commitments:
Year Ending March 31,
2027 (nine months)	$584,536	8,243	$469,998	448,637
2028	87,774	1,327	85,188	21,549
2029	81,554	1,263	—	—
2030	76,908	1,263	—	—
Total	$830,772	12,096	$555,186	470,186

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Other Commitments

We have noncancelable agreements for product storage, railcar spurs, capital projects and real estate. The following table summarizes future minimum payments under these agreements at June 30, 2026 (in thousands):

Year Ending March 31,
2027 (nine months)	$7,188
2028	4,884
2029	2,736
2030	1,710
2031	1,454
2032	70
Thereafter	1,120
Total	$19,162

Note 8—Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% GP interest and a 99.9% limited partner interest, which consists of common units. Our GP has the right, but not the obligation, to contribute a proportionate amount of capital to the Partnership to maintain its 0.1% GP interest. Our GP is not required to guarantee or pay any of our debts or obligations. At June 30, 2026, we owned 10.33% of our GP.

General Partner Equity

In connection with the issuance of common units for the vesting of restricted units during the three months ended June 30, 2026, we issued 1,001 notional units to our GP for less than $0.1 million in order to maintain its 0.1% interest in the Partnership.

Common Unit Repurchase Program

On April 8, 2026, the board of directors of our GP authorized a common unit repurchase program, under which we may repurchase up to $100.0 million of our outstanding common units from time to time in the open market, including pursuant to a repurchase plan administrated in accordance with Rule 10b5-1 under the Exchange Act, or in other privately negotiated transactions. This program does not have a fixed expiration date. The common unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of common units. We did not repurchase any units under this program during the three months ended June 30, 2026.

Class B Preferred Units

As of June 30, 2026, there were 12,585,642 of our Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) outstanding.

The current distribution rate for the Class B Preferred Units is the three-month CME Term SOFR interest rate, which is calculated and published by CME Group Benchmark Administration, Ltd., plus a spread of 7.213%. The Class B Preferred Units also have an additional tenor spread adjustment of 0.26161%, in accordance with the Adjustable Interest Rate (LIBOR) Act.

The following table summarizes the distributions declared on our Class B Preferred Units during the last two quarters:

			Three-Month	Distribution	Amount Paid to Class B
Date Declared	Record Date	Payment Date	SOFR	Rate	Preferred Unitholders
					(in thousands)
March 18, 2026	April 1, 2026	April 15, 2026	3.661%	$0.6960	$8,759
June 17, 2026	July 1, 2026	July 15, 2026	3.692%	$0.6979	$8,784

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The distribution amount paid on July 15, 2026 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at June 30, 2026.

Class C Preferred Units

As of June 30, 2026, there were 1,800,000 of our Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) outstanding.

The current distribution rate for the Class C Preferred Units is the three-month CME Term SOFR interest rate plus a spread of 7.384%.

The following table summarizes the distributions declared on our Class C Preferred Units during the last two quarters:

			Three-Month	Distribution	Amount Paid to Class C
Date Declared	Record Date	Payment Date	SOFR	Rate	Preferred Unitholders
					(in thousands)
March 18, 2026	April 1, 2026	April 15, 2026	3.661%	$0.6903	$1,243
June 17, 2026	July 1, 2026	July 15, 2026	3.692%	$0.6922	$1,246

The distribution amount paid on July 15, 2026 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at June 30, 2026.

Class D Preferred Units

As of June 30, 2026, there were 315,489 preferred units (“Class D Preferred Units”) and warrants exercisable to purchase an aggregate of 2,125,000 common units outstanding.

The following table summarizes the outstanding warrants at June 30, 2026:

Issuance Date and Description	Number of Warrants	Exercise Price
October 31, 2019
Premium warrants	1,250,000	$16.28
Par warrants	875,000	$13.56

All outstanding warrants are currently exercisable and any unexercised warrants will expire on the tenth anniversary of the date of issuance. The warrants will not participate in cash distributions.

The holders of our Class D Preferred Units have elected, which they are allowed to do so from time to time, for the distributions to be calculated based on the three-month CME Term SOFR interest rate in accordance with our Partnership Agreement plus a spread of 7.00%. The distribution rate for the Class D Preferred Units is 10.962% for the quarter ended June 30, 2026.

The following table summarizes the distributions declared on our Class D Preferred Units during the last two quarters:

			Three-Month	Distribution	Amount Paid to Class D
Date Declared	Record Date	Payment Date	SOFR	Rate	Preferred Unitholders
					(in thousands)
March 18, 2026	April 1, 2026	April 15, 2026	3.661%	$27.74	$8,751
June 17, 2026	July 1, 2026	July 15, 2026	3.692%	$27.82	$8,776

The distribution amount paid on July 15, 2026 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at June 30, 2026.

Equity-Based Incentive Compensation

On December 9, 2025, the board of directors of our GP approved the 2025 Long-Term Incentive Plan (“2025 Plan”), and unitholder approval was received on February 9, 2026. Our GP has granted certain restricted units to employees, which vest in tranches, subject to the continued service of the recipients through the vesting date (“Service Awards”).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the Service Award activity during the three months ended June 30, 2026:

		Weighted-Average
		Grant Date
	Number of	Fair Value
	Units	Per Unit
Unvested Service Award units at March 31, 2026	2,080,000	$11.71
Units vested and issued	(1,000,000)	$11.71
Unvested Service Award units at June 30, 2026	1,080,000	$11.71

The following table summarizes the scheduled vesting of our unvested Service Awards at June 30, 2026:

Year Ending March 31,
2027 (nine months)	13,334
2028	26,667
2029	1,026,666
2030	13,333
Total	1,080,000

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

During the three months ended June 30, 2026, we recorded compensation expense related to Service Awards of $2.0 million.

The following table summarizes the estimated future expense we expect to record on the unvested Service Awards at June 30, 2026 (in thousands):

Year Ending March 31,
2027 (nine months)	$4,517
2028	6,170
2029	329
2030	133
Total	11,149

As of June 30, 2026, there are approximately 7.9 million units remaining available for issuance under the 2025 Plan. On July 15, 2026, 1,396,000 Service Awards were granted at a fair value per unit of $15.28.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Derivatives

The following table summarizes, by level within the fair value hierarchy, the estimated fair values of our derivative assets and liabilities reported in our unaudited condensed consolidated balance sheets at the dates indicated:

	June 30, 2026		March 31, 2026
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$3,568	$(6,123)	$6,118	$(14,478)
Level 2 measurements	984	(9,243)	219	(33,807)
	4,552	(15,366)	6,337	(48,285)

Netting of counterparty contracts (1)	(3,584)	3,584	(6,186)	6,186
Net cash collateral provided	712	1,843	5,658	8,360
Derivatives	$1,680	$(9,939)	$5,809	$(33,739)

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

The following table summarizes the accounts that include our derivative assets and liabilities in our unaudited condensed consolidated balance sheets at the dates indicated:

	June 30, 2026	March 31, 2026
	(in thousands)
Prepaid expenses and other current assets	$802	$5,809
Other noncurrent assets	878	—
Accrued expenses and other payables	(9,924)	(31,619)
Other noncurrent liabilities	(15)	(2,120)
Net derivative liability	$(8,259)	$(27,930)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes our open derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At June 30, 2026:
Crude oil fixed-price (1)	July 2026–December 2027	(374)	$(5,664)
Propane fixed-price (1)	July 2026–September 2027	212	523
Butane fixed-price (1)	July 2026–March 2027	(884)	(4,488)
Variable-to-fixed interest rate swaps (2)	July 2026–April 2028		451
Other	July 2026–March 2027		(1,636)
			(10,814)
Net cash collateral provided			2,555
Net derivative liability			$(8,259)

At March 31, 2026:
Crude oil fixed-price (1)	April 2026–September 2027	(580)	$(23,656)
Propane fixed-price (1)	April 2026–March 2027	(163)	153
Butane fixed-price (1)	April 2026–March 2027	(1,277)	(12,003)
Variable-to-fixed interest rate swaps (2)	April 2026–April 2028		(1,169)
Other	April 2026–March 2027		(5,273)
			(41,948)
Net cash collateral provided			14,018
Net derivative liability			$(27,930)

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

During the three months ended June 30, 2026 and 2025, we recorded net gains of $20.0 million and $9.4 million, respectively, from our commodity derivatives to cost of sales-product in our unaudited condensed consolidated statements of operations. These amounts do not include net gains and losses from our commodity derivatives related to our refined products and biodiesel businesses, as these amounts have been classified within discontinued operations within our unaudited condensed consolidated statement of operations for the three months ended June 30, 2025 (see Note 15).

During the three months ended June 30, 2026 and 2025, we recorded net gains of $1.5 million and net losses of $0.6 million, respectively, from our interest rate swaps to interest expense in our unaudited condensed consolidated statements of operations.

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At June 30, 2026, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our unaudited condensed consolidated balance sheets and recognized in our net income.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Interest Rate Risk

Long-Term Debt

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the prime rate or SOFR plus an applicable margin (see Note 6 for the current rates on the ABL Facility).

The 2026 Term Loan B is variable-rate debt with interest rates that are generally indexed to SOFR plus an applicable margin (see Note 6 for the current rates on the 2026 Term Loan B).

Interest Rate Swaps

In March and April 2024, we entered into two $200.0 million interest rate swaps to reduce the variability of cash outflows associated with our floating-rate, SOFR-based instruments. One of the interest rate swaps expired in April 2026. For the other interest rate swap, we pay a fixed interest rate of 3.842% in exchange for SOFR-based variable interest through April 2028.

Preferred Unit Distributions

The current distribution rate for the Class B, Class C and Class D Preferred Units is the three-month CME Term SOFR plus a fixed spread (see Note 8 for the current distribution rates).

Fair Value of Fixed-Rate Notes

The following table provides fair value estimates of our fixed-rate notes at June 30, 2026 (in thousands):

2029 Senior Secured Notes	$928,875
2032 Senior Secured Notes	$1,329,571

For the 2029 Senior Secured Notes and 2032 Senior Secured Notes, the fair value estimates were developed based on publicly traded quotes and would be classified as Level 2 in the fair value hierarchy.

Note 10—Segments

Our operations are organized into three reportable segments: (i) Water Solutions, (ii) Crude Oil Logistics and (iii) Liquids Logistics. These segments have been identified based on the differing products and services, regulatory environment and the expertise required for these operations. Our Liquids Logistics reportable segment includes operating segments that have been aggregated based on the nature of the products and services provided. Our chief operating decision maker (“CODM”) is our chief executive officer. Adjusted EBITDA is reviewed by the CODM to evaluate performance and make business decisions. We define Adjusted EBITDA for Water Solutions as revenue minus operating and general and administrative expense, which excludes accretion expense for asset retirement obligations (“Accretion Expense”) and legal and advisory costs associated with acquisitions and dispositions (“Acquisition Expense”), and plus or minus other reconciling items. We define Adjusted EBITDA for Crude Oil Logistics and Liquid Logistics as revenue minus cost of sales, which excludes unrealized gains and losses on derivatives, lower of cost or net realizable value adjustments and plus or minus other reconciling segment items. The calculation of Adjusted EBITDA for our three reportable segments is presented in the Reportable Segment Information tables below.

See Note 1 for a discussion of the products and services of our reportable segments. The remainder of our business operations is presented as “Corporate and Other” and consists of certain corporate expenses that are not allocated to the reportable segments and the amounts to eliminate intercompany or intersegment transactions. Intercompany or intersegment transactions are recorded based on prices negotiated between the segments. Intrasegment transactions eliminations are recorded within each reportable segment. None of the tables below include amounts related to our refined products and biodiesel businesses, as those amounts have been classified as discontinued operations within our unaudited condensed consolidated statements of operations for all periods presented see (see Note 15).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Disaggregation of Revenue

The following table summarizes revenues related to our segments for the periods indicated:

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Revenues:
Water Solutions:
Topic 606 revenues
Disposal service fees	$199,897	$174,635
Sale of recovered crude oil	51,866	24,808
Sale of water	1,718	1,419
Other service revenues	854	403
Non-Topic 606 revenues	21	15
Total Water Solutions revenues	254,356	201,280
Crude Oil Logistics:
Topic 606 revenues
Crude oil sales	430,714	158,528
Crude oil transportation and other sales	7,506	7,730
Non-Topic 606 revenues	1,240	1,373
Total Crude Oil Logistics revenues	439,460	167,631
Liquids Logistics:
Topic 606 revenues
Butane sales	144,431	99,642
Propane sales	39,709	61,480
Other products sales	105,440	89,765
Service revenues	5,020	438
Non-Topic 606 revenues	1,416	1,760
Total Liquids Logistics revenues (1)	296,016	253,085
Corporate and Other:
Topic 606 revenues
Service revenues	160	164
Elimination of intersegment sales	—	(4)
Total Corporate and Other revenues	160	160
Total revenues	$989,992	$622,156

(1)    During the three months ended June 30, 2026 and 2025, our Liquids Logistics revenues included $21.7 million and $15.0 million of non-US revenues, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Reportable Segment Information

The following tables set forth certain selected financial information for our segments for the periods indicated:

	Three Months Ended June 30, 2026
	Water	Crude Oil	Liquids	Total
	Solutions	Logistics	Logistics	Segments
	(in thousands)
Revenues	$254,356	$439,460	$296,016	$989,832
Cost of sales (1)	13,542	421,102	278,597	713,241
Operating, general and administrative expenses (2)	63,296	9,748	7,134	80,178
Other (3)	2,338	31	—	2,369
Adjusted EBITDA	$179,856	$8,641	$10,285	$198,782
Reconciling items:
Plus - all other Adjusted EBITDA				(12,564)
Less:
Depreciation and amortization				61,895
Amortization in cost of sales - service				1,602
Interest expense				67,068
Loss on disposal or impairment of assets, net				1,916
Net unrealized gains on derivatives				(39,360)
Lower of cost or net realizable value adjustments				6,288
Asset retirement obligation accretion				1,376
Equity-based compensation				1,991
Other (4)				3,695
Income from continuing operations before income taxes (5)				$79,747

Segment capital expenditures	$107,981	$1,326	$2,428	$111,735
All other capital expenditures				363
Total capital expenditures (6)				$112,098

Segment assets (7)	$2,903,855	$891,950	$346,559	$4,142,364
All other assets (7)				37,720
Total assets (7) (8)				$4,180,084

(1)    Amount excludes net unrealized gains and losses on derivatives, lower of cost or net realizable value adjustments, and amortization expense for certain intangible assets. For Crude Oil Logistics, the amount also excludes $2.6 million of realized losses from derivatives associated with crude oil barrels reclassified as linefill as of March 31, 2026.
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
(5)    Total domestic income from continuing operations before income taxes for the quarter ended June 30, 2026 was $78.7 million and total non-US income from continuing operations before income taxes for the quarter ended June 30, 2026 was $1.0 million.
(6)    Amount includes additions to property, plant and equipment and intangible assets, including the acquisition of assets.
(7)    Information is presented as of June 30, 2026.
(8)    Total assets includes $14.1 million of non-US total assets.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30, 2025
	Water	Crude Oil	Liquids	Total
	Solutions	Logistics	Logistics	Segments
	(in thousands)
Revenues	$201,280	$167,631	$253,085	$621,996
Cost of sales (1)	1,658	148,249	243,376	393,283
Operating, general and administrative expenses (2)	55,605	9,799	6,843	72,247
Other (3)	(1,148)	—	5	(1,143)
Adjusted EBITDA	$142,869	$9,583	$2,871	$155,323
Reconciling items:
Plus - all other Adjusted EBITDA				(11,351)
Less:
Depreciation and amortization				66,585
Interest expense				65,545
Gain on disposal or impairment of assets, net				(9,199)
Net unrealized gains on derivatives				(7,525)
Lower of cost or net realizable value adjustments				(2,944)
Gain on early extinguishment of liabilities, net				(1,492)
Asset retirement obligation accretion				1,260
Adjustments related to unconsolidated entities (4)				24
Other (5)				1,635
Income from continuing operations before income taxes (6)				$30,083

Segment capital expenditures	$18,974	$403	$1,650	$21,027
All other capital expenditures				25
Total capital expenditures (7)				$21,052

Segment assets (8)	$2,730,370	$1,071,790	$338,743	$4,140,903
All other assets (8)				47,353
Total assets (8) (9)				$4,188,256

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
(6)    Total domestic income from continuing operations before income taxes for the quarter ended June 30, 2025 was $29.1 million and total non-US income from continuing operations before income taxes for the quarter ended June 30, 2025 was $1.0 million.
(7)    Amount includes additions to property, plant and equipment and intangible assets, including the acquisition of assets.
(8)    Information is presented as of June 30, 2025.
(9)    Total assets includes $17.6 million of non-US total assets.

Note 11—Transactions with Affiliates

The following table summarizes our related party transactions for the periods indicated:

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Sales to entities affiliated with management	$160	$164

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Affiliate balances consist of the following at the dates indicated:

	June 30, 2026	March 31, 2026
	(in thousands)
Accounts receivable-affiliates
Entities affiliated with management	$526	$313

Accounts payable-affiliates
Entities affiliated with management	$1	$1

Other Related Party Transactions

Acquisition of Interest in NGL Energy Holdings LLC

During the three months ended June 30, 2026, we purchased, in two transactions, a 1.64% interest in our GP for $1.8 million in cash and accounted for this as a deduction within limited partners’ equity in our unaudited condensed consolidated balance sheet.

On July 27, 2026, we purchased, in a single transaction, a 1.33% interest in our GP for $1.5 million in cash.

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

Remaining Performance Obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we utilized the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these contracts. The following table summarizes the amount and timing of revenue recognition for such contracts at June 30, 2026 (in thousands):

Year Ending March 31,
2027 (nine months)	$119,250
2028	136,933
2029	131,087
2030	114,689
2031	88,852
2032	50,126
Thereafter	47,744
Total	$688,681

Contract Assets and Liabilities

The following tables summarize the balances of our contract assets and liabilities at the dates indicated:

	June 30, 2026	March 31, 2026
	(in thousands)
Accounts receivable from contracts with customers	$453,552	$465,003
Contract assets (current)	$9,115	$5,201

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Contract liabilities at March 31, 2026	$13,968
Payment received and deferred	9,251
Payment recognized in revenue	(5,846)
Contract liabilities at June 30, 2026	$17,373

Costs to Obtain Contracts with Customers

Capitalized costs to obtain contracts with customers was $26.1 million and $27.2 million at June 30, 2026 and March 31, 2026, respectively, and are included within other noncurrent assets in our unaudited condensed consolidated balance sheets. During the three months ended June 30, 2026, $1.1 million of amortization expense related to these costs was recorded within operating expense in our unaudited condensed consolidated statement of operations.

Note 13—Leases

Lessee Accounting

Our leasing activity primarily includes product storage, office space, real estate, railcars, vehicles and equipment.

The following table summarizes the components of our lease cost for the periods indicated:

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Operating lease cost (1)	$10,887	$10,040
Variable lease cost (1)	12,054	8,935
Short-term lease cost (1)	135	221
Finance lease cost
Amortization of right-of-use asset (2)	341	69
Interest on lease obligation (3)	159	47
Total lease cost	$23,576	$19,312

(1)    Included in operating expenses in our unaudited condensed consolidated statements of operations.
(2)    Included in depreciation and amortization expense in our unaudited condensed consolidated statements of operations.
(3)    Included in interest expense in our unaudited condensed consolidated statements of operations.

The following table summarizes maturities of our lease obligations at June 30, 2026 (in thousands):

	Operating	Finance
Year Ending March 31,	Leases	Leases (1)
2027 (nine months)	$33,052	$2,975
2028	40,561	3,967
2029	28,380	2,177
2030	15,619	184
2031	5,757	—
2032	3,049	—
Thereafter	17,246	—
Total lease payments	143,664	9,303
Less imputed interest	(26,030)	(826)
Total lease obligations	$117,634	$8,477

(1)    At June 30, 2026, the short-term finance lease obligation of $3.4 million is included in accrued expenses and other payables and the long-term finance lease obligation of $5.1 million is included in other noncurrent liabilities in our unaudited condensed consolidated balance sheet.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes supplemental cash flow information related to our leases for the periods indicated:

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease obligations
Operating cash outflows from operating leases	$10,836	$10,022
Operating cash outflows from finance leases	$159	$—
Financing cash outflows from finance leases	$707	$—

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$10,556	$11,894
Finance leases	$1,977	$5,796

Lessor Accounting and Subleases

Our lessor arrangements include storage, railcar, office space and surface contracts. We also, from time to time, sublease certain of our storage capacity and railcars to third-parties. Fixed rental revenue is recognized on a straight-line basis over the lease term. During the three months ended June 30, 2026 and 2025, fixed rental revenue was $3.3 million and $3.0 million, respectively, which includes $1.1 million and $0.7 million of sublease revenue, respectively.

The following table summarizes future minimum lease payments to be received under various noncancelable operating lease agreements at June 30, 2026 (in thousands):

Year Ending March 31,
2027 (nine months)	$8,425
2028	10,198
2029	4,590
2030	608
2031	617
2032	424
Thereafter	90
Total	$24,952

Note 14—Allowance for Current Expected Credit Losses

ASU 2016-13 requires that an allowance for expected credit losses be recognized for certain financial assets that reflects the current expected credit loss over the financial asset’s contractual life. The valuation allowance considers the risk of loss, even if remote, and considers past events, current conditions and reasonable and supportable forecasts. We adopted the practical expedient under ASU 2025-05 that allows us to assume that the current conditions as of the balance sheet date do not change for the remaining life of our current accounts receivable and contract assets.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes changes in our allowance for expected credit losses for the period indicated:

	Accounts Receivable	Notes Receivable and Other
	(in thousands)
Allowance for expected credit losses at March 31, 2026	$1,738	$18
Change in provision for expected credit losses	55	(18)
Write-offs charged against the provision	(158)	—
Allowance for expected credit losses at June 30, 2026	$1,635	$—

Note 15—Discontinued Operations

As previously reported, we met the criteria for classifying the operations of our refined products business and biodiesel business as discontinued. The following table summarizes the results of operations from discontinued operations related to these businesses for the periods indicated:

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Revenues	$—	$148,086
Cost of sales	—	146,597
Operating expenses (1)	(35)	462
General and administrative expenses	—	16
Gain on disposal or impairment of assets, net	—	(38,373)
Operating income from discontinued operations	35	39,384
Interest expense	—	(5)
Income from discontinued operations, net of tax	$35	$39,379

(1)    Negative amount relates to the reversal of a previously recognized bad debt allowance.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) financial condition and results of operations as of and for the three months ended June 30, 2026. The discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as Part II, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (“Annual Report”) filed with the Securities and Exchange Commission on May 28, 2026.

Recent Developments

Discontinued Operations

As previously reported, the operations of our refined products business and biodiesel business have been classified as discontinued operations (see Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report).

Water Disposal Agreement with Minimum Volume Commitment and Extension of Acreage Dedication

On May 7, 2026, we announced a further expansion of our Lea County Express Pipeline System to increase capacity by 165,000 barrels of water per day with a capability to transport approximately 560,000 barrels of water per day on the LEX II system. This expansion is underwritten by a newly executed long-term volume commitment contract that includes increased volume commitments, and an additional four township committed area in Eddy County, New Mexico. The LEX II expansion is expected to be in service by the end of calendar year 2026. Additionally, this expansion is expandable up to 650,000 barrels of water per day.

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

The following table summarizes our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Revenues	$989,992	$622,156
Cost of sales	684,409	382,812
Operating expenses	78,885	70,768
General and administrative expenses	17,568	13,740
Depreciation and amortization	61,895	66,585
Loss (gain) on disposal or impairment of assets, net	1,916	(9,199)
Operating income	145,319	97,450
Equity in earnings of unconsolidated entities	—	201
Interest expense	(67,068)	(65,545)
Gain on early extinguishment of liabilities, net	—	1,492
Other income (expense), net	1,496	(3,515)
Income from continuing operations before income taxes	79,747	30,083
Income tax benefit	299	182
Income from continuing operations	80,046	30,265
Income from discontinued operations, net of tax	35	39,379
Net income	80,081	69,644
Less: Net income from continuing operations attributable to nonredeemable noncontrolling interests	(1,377)	(705)
Less: Net loss (income) from continuing operations attributable to redeemable noncontrolling interests	28	(17)
Net income attributable to NGL Energy Partners LP	$78,732	$68,922
Adjusted EBITDA - Continuing Operations (1)	$186,218	$143,972

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.

Changes in commodity prices and sales volumes affect both revenues and cost of sales in our unaudited condensed consolidated statements of operations and, therefore, the impact is largely offset between these line items.

Operating income increased $47.9 million for the three months ended June 30, 2026, compared with the same period in 2025, primarily as a result of the following:

•Water Solutions – an increase of $53.6 million due primarily to higher water disposal revenues from an increase in produced water volumes processed, higher revenues from recovered crude oil and higher pipeline revenues;
•Crude Oil Logistics – an increase of $5.2 million due primarily to increased gains on derivatives and lower losses on the disposal of assets, partially offset by lower product margins;
•Liquids Logistics – a decrease of $7.4 million due primarily to lower expenses in the prior year period, which included a gain on the sale of assets, partially offset by higher butane margins, service revenue, and derivative gains; and
•Corporate and Other – an increase in operating losses of $3.5 million due primarily to equity-based compensation expense.

In addition to the items discussed above, other income was higher primarily due to realized gains on marketable securities, partially offset by higher interest expense (as discussed below).

Segment Operating Results for the Three Months Ended June 30, 2026 and 2025

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees (1)	$182,079	$162,075	$20,004
Sale of recovered crude oil	51,866	24,808	27,058
Recycled water (2)	1,718	1,419	299
Other revenues (1)(2)	18,693	12,978	5,715
Total revenues	254,356	201,280	53,076
Expenses:
Cost of sales-excluding impact of derivatives	3,541	1,657	1,884
Cost of sales-derivative gain-unrealized	(19,036)	(3,514)	(15,522)
Cost of sales-derivative loss-realized	11,603	—	11,603
Operating expenses	63,370	55,333	8,037
General and administrative expenses	1,175	1,245	(70)
Depreciation and amortization expense	53,317	58,076	(4,759)
Loss on disposal or impairment of assets, net	1,818	3,536	(1,718)
Total expenses	115,788	116,333	(545)
Segment operating income	$138,568	$84,947	$53,621
Adjusted EBITDA - Continuing Operations (3)	$179,856	$142,869	$36,987

Produced water processed (barrels per day)
Delaware Basin	2,962,381	2,411,622	550,759
Eagle Ford Basin	176,712	200,773	(24,061)
DJ Basin	175,962	159,219	16,743
Total	3,315,055	2,771,614	543,441
Recycled water (barrels per day)	145,817	239,845	(94,028)
Total (barrels per day)	3,460,872	3,011,459	449,413
Skim oil sold (barrels per day)	6,177	4,603	1,574
Service fees for produced water processed ($/barrel) (4)(5)	$0.60	$0.64	$(0.04)
Recovered crude oil for produced water processed ($/barrel) (4)	$0.17	$0.10	$0.07
Operating expenses for produced water processed ($/barrel) (4)	$0.21	$0.22	$(0.01)

(1)    Water disposal service fees and Other revenues in the table above differ from the amounts reported in Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report, as the amounts in Note 10 are disaggregated by the performance obligations with type of contract and service provided and the timing of the transfer of goods and services, while the amount above is presented based on how management reviews performance. In the table above, revenues from reimbursements from construction projects, booster operating fees and generator rentals and pipeline revenue are included in Other revenues, while in Note 10 the amounts are included in Water disposal service fees.
(2)    Brackish non-potable water, which was previously included in Other revenues, was reclassified and is now included in Recycled water.
(3)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.
(4)    Total produced water barrels processed during the three months ended June 30, 2026 and 2025 were 301,669,982 and 252,216,853, respectively. These amounts do not include 6,457,258 barrels and 16,367,740 barrels for the three months ended June 30, 2026 and 2025, respectively, related to payments made by certain producers for committed volumes not delivered. In addition, water pipeline revenue, which is included in Other revenues, includes payments from a producer for 3,597,195 and 9,446,030 committed barrels not delivered during the three months ended June 30, 2026 and 2025, respectively.

(5)    Excluding payments made by certain producers for committed volumes not delivered, service fees for produced water processed ($/barrel) would have been $0.58/barrel and $0.61/barrel during the three months ended June 30, 2026 and 2025, respectively.

Water Disposal Service Fee Revenues. The increase was due primarily to an increase in produced water volumes processed from contracted customers.

Recovered Crude Oil Revenues. The increase was due primarily to higher realized crude oil prices received from the sale of skim oil barrels and an increase in skim oil barrels sold due to more skim oil recovered from receiving more produced water.

Recycled Water Revenues. Revenue from recycled water primarily includes the sale of produced water and recycled water for use in our customers’ completion activities. The increase was due primarily to higher pricing for recycled water. partially offset by lower recycled water volumes related to timing of water to be used in completions.

Other Revenues. Other revenues primarily include reimbursements from construction projects, booster operating fees and generator rentals, water pipeline revenues and solids disposal revenues. The increase was due primarily to higher water pipeline revenue primarily from a new contract that began in February 2026 as well as higher reimbursements from construction projects and booster operating fees.

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to amortization of an intangible asset and higher recycling costs, partially offset by lower costs incurred that will be reimbursed by producers for generator and fuel costs at various booster stations.

Operating and General and Administrative Expenses. The increase was due primarily to higher royalty expense from increased volumes related to certain saltwater disposal wells, higher utilities expense due to increased produced water volumes processed and higher severance taxes due to the increase in revenue from recovered crude oil.

Depreciation and Amortization Expense. The decrease was due primarily to certain long-term assets being fully amortized, impaired or sold during the fiscal year ended March 31, 2026 and three months ended June 30, 2026, partially offset by depreciation of newly developed facilities and infrastructure.

Loss on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2026, we recorded:

•a net loss of $1.9 million primarily related to writing down the net book value of certain saltwater disposal wells and capital projects due to abandonment and the retirement of certain other assets; and
•a net gain of $0.1 million primarily related to the sale of certain assets.

During the three months ended June 30, 2025, we recorded:

•a net loss of $3.1 million primarily related to writing down the net book value of certain saltwater disposal wells and capital projects due to abandonment and the retirement of certain other assets;
•a net loss of $1.2 million primarily related to the sale of certain assets; and
•a gain of $0.7 million from insurance recoveries for certain saltwater disposal facilities and boosters damaged in a prior period.

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$430,714	$158,528	$272,186
Crude oil transportation and other sales	8,746	9,103	(357)
Total revenues	439,460	167,631	271,829
Expenses:
Cost of sales-excluding impact of derivatives	424,254	148,410	275,844
Cost of sales-derivative gain-unrealized	(12,605)	(1,131)	(11,474)
Cost of sales-derivative loss (gain)-realized	5,827	(161)	5,988
Operating expenses	9,145	9,208	(63)
General and administrative expenses	664	647	17
Depreciation and amortization expense	6,200	6,065	135
Loss on disposal or impairment of assets, net	117	3,921	(3,804)
Total expenses	433,602	166,959	266,643
Segment operating income	$5,858	$672	$5,186
Adjusted EBITDA - Continuing Operations (1)	$8,641	$9,583	$(942)

Crude oil sold (barrels)	4,359	2,424	1,935
Crude oil transported on owned pipelines (barrels)	6,705	4,990	1,715
Crude oil storage capacity - owned and leased (barrels) (2)	5,232	5,232	—
Crude oil storage capacity leased to third-parties (barrels) (2)	1,650	1,650	—
Crude oil inventory (barrels) (2)	334	391	(57)
Crude oil sold ($/barrel)	$98.810	$65.399	$33.411
Cost per crude oil sold ($/barrel) (3)	$97.328	$61.225	$36.103
Crude oil product margin ($/barrel) (3)	$1.482	$4.174	$(2.692)

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.
(2)    Information is presented as of June 30, 2026 and June 30, 2025, respectively.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in sales and cost of sales, excluding the impact of derivatives, were primarily due to higher commodity prices during the three months ended June 30, 2026 and higher production on acreage dedicated to us in the DJ Basin during the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

During the three months ended June 30, 2026, the crude oil product margin and margin per barrel decreased compared to the three months ended June 30, 2025 due to selling higher priced inventory into a declining market and due to the expiration of a crude oil purchase agreement with a certain producer during the three months ended March 31, 2026. Crude oil product margin calculations do not include gains and losses from derivatives that may offset the movement in the physical margin.

Crude Oil Transportation and Other Sales. The decrease was primarily due to lower pipeline revenue resulting from the expiration of certain transportation services contracts on third-party pipelines and lower rental revenue due to the sale of our railcars.

During the three months ended June 30, 2026, physical volumes on the Grand Mesa Pipeline averaged approximately 74,000 barrels per day, compared to approximately 55,000 barrels per day during the three months ended June 30, 2025. Higher contracted volumes were shipped on the Grand Mesa Pipeline due to higher production on acreage dedicated to us in the DJ Basin.

Operating and General and Administrative Expenses. Operating and general and administrative expenses during the three months ended June 30, 2026 were consistent with the three months ended June 30, 2025.

Depreciation and Amortization Expense. The increase during the three months ended June 30, 2026 was primarily due to depreciation of recently completed capital projects.

Loss on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2026, we recorded a net loss of $0.1 million primarily due to disposal or retirement of certain assets. During the three months ended June 30, 2025, we recorded a net loss of $3.9 million on the sale of assets. This amount is comprised of a loss from the sale of linefill held on third-party pipelines of $5.6 million, which includes a loss from derivatives of $1.7 million from hedging transactions relating to the sale of linefill barrels. The losses from the sale of linefill barrels are partially offset by a net gain of $1.7 million on the sale of railcars that were sold during the three months ended June 30, 2025.

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated. As discussed above, the operating results of our refined products and biodiesel businesses have been classified as discontinued operations and prior periods have been retrospectively adjusted.

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands, except per gallon amounts)
Butane:
Sales	$144,431	$99,745	$44,686
Cost of sales-excluding impact of derivatives	135,580	94,310	41,270
Cost of sales-derivative gain-unrealized	(8,686)	(1,486)	(7,200)
Cost of sales-derivative loss (gain)-realized	2,549	(901)	3,450
Product margin	14,988	7,822	7,166

Propane:
Sales	39,744	61,693	(21,949)
Cost of sales-excluding impact of derivatives	38,052	61,368	(23,316)
Cost of sales-derivative gain-unrealized	(384)	(1,369)	985
Cost of sales-derivative gain-realized	(795)	(818)	23
Product margin	2,871	2,512	359

Other products:
Sales	105,827	90,230	15,597
Cost of sales-excluding impact of derivatives	102,696	86,151	16,545
Cost of sales-derivative loss (gain)-unrealized	1,351	(23)	1,374
Cost of sales-derivative loss (gain)-realized	221	(12)	233
Product margin	1,559	4,114	(2,555)

Service:
Sales	6,014	1,417	4,597
Cost of sales	241	335	(94)
Product margin	5,773	1,082	4,691

Expenses:
Operating expenses	6,370	6,227	143
General and administrative expenses	812	659	153
Depreciation and amortization expense	1,710	1,567	143
Gain on disposal or impairment of assets, net	(11)	(16,655)	16,644
Total expenses	8,881	(8,202)	17,083
Segment operating income	$16,310	$23,732	$(7,422)
Adjusted EBITDA - Continuing Operations (1)	$10,285	$2,871	$7,414

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands, except per gallon amounts)
Natural gas liquids storage capacity - owned and leased (gallons) (2)	46,841	52,721	(5,880)

Butane sold (gallons)	119,846	96,938	22,908
Butane sold ($/gallon)	$1.205	$1.029	$0.176
Cost per butane sold ($/gallon) (3)	$1.131	$0.973	$0.158
Butane product margin ($/gallon) (3)	$0.074	$0.056	$0.018
Butane inventory (gallons) (2)	24,295	40,177	(15,882)

Propane sold (gallons)	41,082	66,775	(25,693)
Propane sold ($/gallon)	$0.967	$0.924	$0.043
Cost per propane sold ($/gallon) (3)	$0.926	$0.919	$0.007
Propane product margin ($/gallon) (3)	$0.041	$0.005	$0.036
Propane inventory (gallons) (2)	13,052	13,283	(231)

Other products sold (gallons)	61,175	71,616	(10,441)
Other products sold ($/gallon)	$1.730	$1.260	$0.470
Cost per other products sold ($/gallon) (3)	$1.679	$1.203	$0.476
Other products product margin ($/gallon) (3)	$0.051	$0.057	$(0.006)
Other products inventory (gallons) (2)	4,526	6,017	(1,491)

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.
(2)    Information is presented as of June 30, 2026 and June 30, 2025, respectively.
(3)    Cost and product margin per gallon excludes the impact of derivatives.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The increase in sales and cost of sales, excluding the impact of derivatives, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025 were due primarily to higher butane prices and volumes during the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

Butane product margins, excluding the impact of derivatives, increased during the three months ended June 30, 2026, compared to the three months ended June 30, 2025 due to strong export markets and gasoline blending.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were due primarily to the sale of most of our wholesale propane business and 17 of our natural gas liquids terminals (“Wholesale Propane Disposition”) to a third-party in the prior year period.

Propane product margins, excluding the impact of derivatives, increased during the three months ended June 30, 2026, compared to the three months ended June 30, 2025 primarily due to the Wholesale Propane Disposition.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in sales and cost of sales, excluding the impact of derivatives, were primarily due to increased commodity prices during the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

Other products sales product margins, excluding the impact of derivatives, decreased during the three months ended June 30, 2026, compared to the three months ended June 30, 2025 primarily due to lower asphalt volumes due to tighter supply.

Service Sales and Cost of Sales. The sales include storage, terminaling and transportation services income. Sales during the three months ended June 30, 2026 increased due to a new terminaling contract. Cost of sales was consistent with the three months ended June 30, 2025.

Operating and General and Administrative Expenses. The increase during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, was primarily due to adjustments to ad valorem taxes in the prior year due to the Wholesale Propane Disposition and foreign currency losses, partially offset by expense reductions due to the Wholesale Propane Disposition.

Depreciation and Amortization Expense. The increase during the three months ended June 30, 2026 was primarily due to depreciation of recently completed capital projects.

Gain on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2026, we recorded a net gain of less than $0.1 million due to the sale of certain assets. During the three months ended June 30, 2025, we recorded a net gain of $18.2 million due to the Wholesale Propane Disposition. We also recorded a net loss of $1.6 million related to the impairment of certain right-of-use assets.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Revenues:
Service revenues	$160	$164	$(4)
Expenses:
General and administrative expenses	14,917	11,189	3,728
Depreciation and amortization expense	668	877	(209)
Gain on disposal or impairment of assets, net	(8)	(1)	(7)
Total expenses	15,577	12,065	3,512
Operating loss	$(15,417)	$(11,901)	$(3,516)
Adjusted EBITDA - Continuing Operations (1)	$(12,564)	$(11,351)	$(1,213)

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.

Service Revenues. These revenues relate to billings to the noncontrolling interest holders for usage of the airplanes acquired in June and October 2024.

General and Administrative Expenses. The increase during the three months ended June 30, 2026 was due primarily to equity-based compensation expense related to grants made under the 2025 Long-Term Incentive Plan and a reduction in the allocation of insurance premiums to the other business segments.

Depreciation and Amortization Expense. The decrease during the three months ended June 30, 2026 was due to information technology equipment and software that became fully depreciated during the year ended March 31, 2026.

Interest Expense

The following table summarizes the components of our consolidated interest expense for the periods indicated:

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Senior secured notes	$45,102	$45,261	$(159)
2026 senior secured term loan “B” credit facility (“2026 Term Loan B”)	17,153	—	17,153
Asset-based revolving credit facility (“ABL Facility”)	3,153	1,886	1,267
2024 senior secured term loan “B” credit facility (“2024 Term Loan B”)	—	14,144	(14,144)
Other indebtedness	15	510	(495)
Total debt interest expense	65,423	61,801	3,622
Amortization of debt issuance costs	3,161	3,120	41
Unrealized (gain) loss on interest rate swaps	(1,620)	868	(2,488)
Realized loss (gain) on interest rate swaps	104	(244)	348
Total interest expense	$67,068	$65,545	$1,523

The debt interest expense increased $3.6 million during the three months ended June 30, 2026 primarily due to a higher weighted average loan balance for the 2026 Term Loan B compared to the 2024 Term Loan B in the three months ended

June 30, 2025. In addition, the ABL Facility had a higher average daily outstanding balance during the three months ended June 30, 2026 as compared to the prior year period.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Net income	$80,081	$69,644
Less: Net income from continuing operations attributable to nonredeemable noncontrolling interests	(1,377)	(705)
Less: Net loss (income) from continuing operations attributable to redeemable noncontrolling interests	28	(17)
Net income attributable to NGL Energy Partners LP	78,732	68,922
Interest expense	67,049	65,525
Income tax benefit	(299)	(182)
Depreciation and amortization	62,925	65,826
EBITDA	208,407	200,091
Net unrealized gains on derivatives (1)	(39,360)	(7,540)
Lower of cost or net realizable value adjustments (2)	6,288	(2,944)
Loss (gain) on disposal or impairment of assets, net (3)	1,907	(47,579)
Gain on early extinguishment of liabilities, net	—	(1,492)
Equity-based compensation expense	1,991	—
Other (4)	7,020	4,431
Adjusted EBITDA	$186,253	$144,967
Adjusted EBITDA - Discontinued Operations (5)	$35	$995
Adjusted EBITDA - Continuing Operations	$186,218	$143,972

(1)    Due to the continued conflict between the United States and Iran, crude oil prices fluctuated significantly during the three months ended June 30, 2026. To better match the movement of inventory and derivative losses with the physical gains recognized by our Crude Oil Logistics segment in June 2026 and July 2026 and to align with how management evaluated these transactions, approximately $5.8 million of gains from settled contracts are included within this amount.

(2)    Lower of cost or net realizable value adjustments in the table above differ from lower of cost or net realizable value adjustments reported in our unaudited condensed consolidated statements of cash flows, as the amounts reported in the table above represent the change in lower of cost or net realizable value adjustments recorded in our unaudited condensed consolidated statements of operations, which includes reversals, whereas the amounts reported in our unaudited condensed consolidated statements of cash flows represent the lower of cost or net realizable value adjustments recorded at the balance sheet date.
(3)    Excludes amounts related to unconsolidated entities and noncontrolling interests.
(4)    Amounts represent accretion expense for asset retirement obligations, expenses incurred related to legal and advisory costs associated with acquisitions and dispositions, unrealized gains and losses on investments and marketable securities and a loss from a legal dispute. In addition, the amount for the three months ended June 30, 2026 includes approximately $2.6 million of realized losses from derivatives associated with crude oil barrels reclassified as linefill as of March 31, 2026.
(5)    Amounts include our refined products and biodiesel businesses.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts in our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the periods indicated:

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Depreciation and amortization per EBITDA table	$62,925	$65,826
Intangible asset amortization recorded to cost of sales-service	(1,602)	—
Depreciation and amortization attributable to noncontrolling interests	572	783
Depreciation and amortization attributable to unconsolidated entities	—	(24)
Depreciation and amortization per unaudited condensed consolidated statements of operations	$61,895	$66,585

Depreciation and amortization per EBITDA table	$62,925	$65,826
Amortization of debt issuance costs recorded to interest expense	3,161	3,120
Amortization of royalty expense recorded to operating expense	62	62
Depreciation and amortization attributable to noncontrolling interests	572	783
Depreciation and amortization attributable to unconsolidated entities	—	(24)
Depreciation and amortization per unaudited condensed consolidated statements of cash flows	$66,720	$69,767

The following table summarizes additional amounts attributable to discontinued operations in the EBITDA and Adjusted EBITDA table above for the period indicated:

Three Months Ended June 30, 2025
(in thousands)
Net unrealized gains on derivatives	$(15)
Gain on disposal or impairment of assets, net	$(38,373)

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated:

	Three Months Ended June 30, 2026
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Continuing Operations	Discontinued Operations	Consolidated
	(in thousands)
Operating income (loss)	$138,568	$5,858	$16,310	$(15,417)	$145,319	$—	$145,319
Depreciation and amortization	53,317	6,200	1,710	668	61,895	—	61,895
Amortization in cost of sales-service	1,602	—	—	—	1,602	—	1,602
Net unrealized gains on derivatives	(19,036)	(12,605)	(7,719)	—	(39,360)	—	(39,360)
Lower of cost or net realizable value adjustments	—	6,341	(53)	—	6,288	—	6,288
Loss (gain) on disposal or impairment of assets, net	1,818	117	(11)	(8)	1,916	—	1,916
Equity-based compensation expense	—	—	—	1,991	1,991	—	1,991
Other income (expense), net	1,420	(388)	341	123	1,496	—	1,496
Adjusted EBITDA attributable to noncontrolling interests	(1,946)	—	—	(21)	(1,967)	—	(1,967)
Other	4,113	3,118	(293)	100	7,038	—	7,038
Discontinued operations	—	—	—	—	—	35	35
Adjusted EBITDA	$179,856	$8,641	$10,285	$(12,564)	$186,218	$35	$186,253

	Three Months Ended June 30, 2025
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Continuing Operations	Discontinued Operations	Consolidated
	(in thousands)
Operating income (loss)	$84,947	$672	$23,732	$(11,901)	$97,450	$—	$97,450
Depreciation and amortization	58,076	6,065	1,567	877	66,585	—	66,585
Net unrealized gains on derivatives	(3,514)	(1,132)	(2,879)	—	(7,525)	—	(7,525)
Lower of cost or net realizable value adjustments	—	—	(2,944)	—	(2,944)	—	(2,944)
Loss (gain) on disposal or impairment of assets, net	3,536	3,921	(16,655)	(1)	(9,199)	—	(9,199)
Other (expense) income, net	(133)	1	(328)	(3,055)	(3,515)	—	(3,515)
Adjusted EBITDA attributable to unconsolidated entities	221	—	4	—	225	—	225
Adjusted EBITDA attributable to noncontrolling interests	(1,485)	—	—	(68)	(1,553)	—	(1,553)
Other	1,221	56	374	2,797	4,448	—	4,448
Discontinued operations	—	—	—	—	—	995	995
Adjusted EBITDA	$142,869	$9,583	$2,871	$(11,351)	$143,972	$995	$144,967

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

Total commitments under the ABL Facility are $425.0 million, subject to a borrowing base, and includes a sub-limit for letters of credit of $100.0 million. At June 30, 2026, $177.0 million was outstanding under the ABL Facility, letters of credit outstanding were $49.5 million and we had a borrowing base of $417.3 million. The ABL Facility is scheduled to mature at the earliest of (a) February 2, 2029 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, subject to certain exceptions.

For additional information related to the ABL Facility, see Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

As of June 30, 2026, our current assets exceeded our current liabilities by approximately $92.9 million.

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

2026 Term Loan B

On March 12, 2026, we entered into a new seven-year $950.0 million 2026 Term Loan B. The 2026 Term Loan B matures on March 11, 2033 and will amortize in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount, with the balance payable on maturity. The amount outstanding at June 30, 2026 is $947.6 million.

For additional information related to our long-term debt, see Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Capital Expenditures, Acquisitions and Other Investments

The following table summarizes expansion and maintenance capital expenditures (which excludes additions for tank bottoms and linefill and has been prepared on the accrual basis) for the periods indicated.

	Capital Expenditures
	Expansion	Maintenance
	(in thousands)
Three Months Ended June 30,
2026	$96,647	$15,451
2025	$9,953	$11,099

There were no acquisitions, non-cash capital expenditures or other investments during the three months ended June 30, 2026 or 2025.

Capital expenditures for the fiscal year ending March 31, 2027 are expected to be approximately $200 million for growth and $45 million for maintenance.

Distributions Declared

On June 17, 2026, the board of directors of our GP declared a cash distribution for the quarter ended June 30, 2026 to the holders of the Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”), the Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) and the 9.00% Class D Preferred Units (“Class D Preferred Units”). The total distribution of $18.8 million was made on July 15, 2026 to the holders of record at the close of trading on July 1, 2026.

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

Sources (Uses) of Cash

The following table summarizes the sources (uses) of cash and cash equivalents for the periods indicated related to continuing operations (see the footnotes to our unaudited condensed consolidated financial statements included in this Quarterly Report for the footnotes referenced in the table):

	Cash Flow	Three Months Ended June 30,
	Category	2026	2025
		(in thousands)
Sources of cash and cash equivalents:
Net cash provided by operating activities-continuing operations	Operating	$77,003	$17,256
Net proceeds from borrowings under ABL Facility (see Note 6)	Financing	42,000	—
Proceeds from sales of assets	Investing	12,473	61,120
Net settlements of derivatives (see Note 9)	Investing	693	5,116
Proceeds from divestitures of businesses and investments, net	Investing	—	87,243

Uses of cash and cash equivalents:
Capital expenditures (see Note 10)	Investing	(108,762)	(22,129)
Distributions to preferred unitholders (see Note 8)	Financing	(18,753)	(31,536)
Payments on 2024 Term Loan B and 2026 Term Loan B (see Note 6)	Financing	(2,375)	(1,750)
Class D preferred unit repurchases	Financing	—	(100,010)
Net payments on borrowings under ABL Facility	Financing	—	(72,000)
Repayment and repurchase of senior notes	Financing	—	(17,274)
Common unit repurchases and cancellations	Financing	—	(8,068)

Other sources / (uses) – net	Investing and Financing	(5,748)	(1,919)
Net decrease in cash and cash equivalents-continuing operations		$(3,469)	$(83,951)

Operating Activities-Continuing Operations. The increase in net cash provided by operating activities during the three months ended June 30, 2026 was due primarily to higher earnings from operations as well as fluctuations in working capital, particularly accounts receivable and accounts payable, due to higher crude oil prices and the timing of invoices and payments on construction projects.

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

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the prime rate or a secured overnight financing rate (“SOFR”) plus an applicable margin. At June 30, 2026, $177.0 million was outstanding under the ABL Facility at a weighted average interest rate of 5.84%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $0.2 million, based on borrowings outstanding at June 30, 2026.

The 2026 Term Loan B is variable-rate debt with interest rates that are generally indexed to the SOFR plus an applicable margin. At June 30, 2026, $947.6 million was outstanding under the 2026 Term Loan B with an interest rate of SOFR of 3.63% plus a margin of 3.50%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $1.2 million, based on borrowings outstanding at June 30, 2026.

Interest Rate Swaps

In March and April 2024, we entered into two $200.0 million interest rate swaps to reduce the variability of cash outflows associated with our floating-rate, SOFR-based instruments. One of the interest rate swaps expired in April 2026. An increase of 10% in the value of the underlying interest rate swap would result in a net change in the fair value of our interest rate swap of less than $0.1 million at June 30, 2026.

Preferred Unit Distributions

The current distribution rate for the Class B Preferred Units is the three-month CME Term SOFR interest rate plus a tenor spread adjustment of 0.26161% plus a spread of 7.213% (see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). A change in interest rates of 0.125% would result in an increase or decrease of our quarterly Class B Preferred Unit distribution of $0.1 million, based on the Class B Preferred Units outstanding at June 30, 2026.

The current distribution rate for the Class C Preferred Units is the three-month CME Term SOFR interest rate plus a spread of 7.384% (see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). A change in interest rates of 0.125% would result in an increase or decrease of our quarterly Class C Preferred Unit distribution of less than $0.1 million, based on the Class C Preferred Units outstanding at June 30, 2026.

The current distribution rate for the Class D Preferred Units is the three-month CME Term SOFR interest rate plus a spread of 7.00% (see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). A change in interest rates of 0.125% would result in an increase or decrease of our quarterly Class D Preferred Unit distribution of $0.1 million, based on the Class D Preferred Units outstanding at June 30, 2026.

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

Although we use financial derivative instruments to reduce the market price risk associated with forecasted transactions, we do not account for financial derivative transactions as hedges. All changes in the fair value of our physical contracts that do not qualify as normal purchases and normal sales and settlements (whether cash transactions or non-cash mark-to-market adjustments) are reported within cost of sales-product (for purchase contracts) in our unaudited condensed consolidated statements of operations, regardless of whether the contract is physically or financially settled, and within cash flows from operations in our unaudited condensed consolidated statements of cash flows.

The following table summarizes the hypothetical impact on the June 30, 2026 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity.

Increase (Decrease) To Fair Value
(in thousands)
Crude oil (Water Solutions segment)	$(499)
Crude oil (Crude Oil Logistics segment)	$246
Propane (Liquids Logistics segment)	$634
Butane (Liquids Logistics segment)	$15,512
Other (Liquids Logistics segment)	$236

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

At June 30, 2026, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

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

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our GP, of the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2026. Based on this evaluation, the principal executive officer and principal financial officer of our GP have concluded that as of June 30, 2026, such disclosure controls and procedures were effective.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

During the three months ended June 30, 2026, no director or officer of the Partnership adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

*    Exhibits filed with this report.
**    The following documents are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2026 and March 31, 2026, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2026 and 2025, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2026 and 2025, (iv) Unaudited Condensed Consolidated Statements of Changes in (Deficit) Equity for the three months ended June 30, 2026 and 2025, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2026 and 2025, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NGL Energy Partners LP

	By:	NGL Energy Holdings LLC, its general partner

Date: August 4, 2026		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: August 4, 2026		By:	/s/ Bradley P. Cooper
Bradley P. Cooper
Chief Financial Officer