Form 10-Q
period 2026-09-30
NGL Energy Partners LP
filed 2026-11-05
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

At November 3, 2026, there were 124,814,289 common units issued and outstanding.

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
•changes in general economic conditions, including market and macroeconomic disruptions resulting from global pandemics and related governmental responses, and international military conflicts (such as the war in Ukraine, the conflict between the United States and Iran and other conflicts in the Middle East);
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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in Thousands, except unit amounts)

	September 30, 2026	March 31, 2026
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,562	$8,505
Accounts receivable, net of allowance for expected credit losses of $1,652 and $1,738, respectively	710,128	661,157
Accounts receivable-affiliates	450	313
Inventories	98,877	67,351
Prepaid expenses and other current assets	36,990	36,624
Total current assets	854,007	773,950
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $1,364,944 and $1,272,286, respectively	2,181,528	2,091,747
GOODWILL	351,506	351,506
INTANGIBLE ASSETS, net of accumulated amortization of $421,616 and $389,992, respectively	773,401	805,110
OPERATING LEASE RIGHT-OF-USE ASSETS	105,667	113,326
OTHER NONCURRENT ASSETS	29,703	39,900
Total assets	$4,295,812	$4,175,539
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable	$521,480	$495,180
Accounts payable-affiliates	1	1
Accrued expenses and other payables	163,303	184,184
Advance payments received from customers	21,442	15,201
Current maturities of long-term debt	11,538	11,457
Operating lease obligations	36,482	33,459
Total current liabilities	754,246	739,482
LONG-TERM DEBT, net of debt issuance costs of $38,353 and $41,264, respectively, and current maturities	3,334,250	3,223,126
OPERATING LEASE OBLIGATIONS	72,211	82,160
OTHER NONCURRENT LIABILITIES	141,836	136,953
COMMITMENTS AND CONTINGENCIES (NOTE 7)

CLASS D PREFERRED UNITS, 315,489 and 315,489 preferred units issued and outstanding, respectively	289,824	289,824
REDEEMABLE NONCONTROLLING INTERESTS	617	559

DEFICIT:
General partner, representing a 0.1% interest, 124,939 and 123,938 notional units, respectively	(53,322)	(53,319)
Limited partners, representing a 99.9% interest, 124,814,289 and 123,814,289 common units issued and outstanding, respectively	(612,570)	(612,276)
Class B preferred limited partners, 12,585,642 and 12,585,642 preferred units issued and outstanding, respectively	305,468	305,468
Class C preferred limited partners, 1,800,000 and 1,800,000 preferred units issued and outstanding, respectively	42,891	42,891
Noncontrolling interests	20,361	20,671
Total deficit	(297,172)	(296,565)
Total liabilities and deficit	$4,295,812	$4,175,539

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
REVENUES:
Product	$765,505	$484,255	$1,539,805	$920,673
Service and other	221,048	190,422	436,740	376,160
Total Revenues	986,553	674,677	1,976,545	1,296,833
COST OF SALES:
Product	723,373	415,554	1,402,845	793,018
Service and other	4,597	5,466	9,534	10,814
Total Cost of Sales	727,970	421,020	1,412,379	803,832
OPERATING COSTS AND EXPENSES:
Operating	87,619	74,089	166,504	144,857
General and administrative	19,526	14,729	37,094	28,469
Depreciation and amortization	63,146	63,994	125,041	130,579
Loss (gain) on disposal or impairment of assets, net	64,367	6,594	66,283	(2,605)
Operating Income	23,925	94,251	169,244	191,701
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	—	201
Interest expense	(66,846)	(64,708)	(133,914)	(130,253)
Gain on early extinguishment of liabilities, net	—	—	—	1,492
Other income (expense), net	492	208	1,988	(3,307)
(Loss) Income From Continuing Operations Before Income Taxes	(42,429)	29,751	37,318	59,834
INCOME TAX (EXPENSE) BENEFIT	(187)	61	112	243
(Loss) Income From Continuing Operations	(42,616)	29,812	37,430	60,077
Income From Discontinued Operations, net of Tax	35	9	70	39,388
Net (Loss) Income	(42,581)	29,821	37,500	99,465
LESS: NET INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO NONREDEEMABLE NONCONTROLLING INTERESTS	(1,705)	(490)	(3,082)	(1,195)
LESS: NET LOSS (INCOME) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS	35	(47)	63	(64)
NET (LOSS) INCOME ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$(44,251)	$29,284	$34,481	$98,206

NET (LOSS) INCOME FROM CONTINUING OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(63,101)	$3,137	$(3,270)	$(30,887)
NET INCOME FROM DISCONTINUED OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	35	9	70	39,349
NET (LOSS) INCOME ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(63,066)	$3,146	$(3,200)	$8,462
BASIC AND DILUTED (LOSS) INCOME PER COMMON UNIT
(Loss) Income From Continuing Operations	$(0.51)	$0.02	$(0.03)	$(0.24)
Income From Discontinued Operations, net of Tax	$—	$—	$—	$0.30
Net (Loss) Income	$(0.51)	$0.02	$(0.03)	$0.07
BASIC WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	124,814,289	127,309,332	124,808,825	129,516,312
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	124,814,289	127,309,332	124,808,825	129,516,312
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income
(in Thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(42,581)	$29,821	$37,500	$99,465
Other comprehensive loss	—	—	—	(9)
Comprehensive (loss) income	$(42,581)	$29,821	$37,500	$99,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in (Deficit) Equity
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common
	General Partner	Units	Amount	Units	Amount	Noncontrolling Interests	Total Deficit
BALANCE AT MARCH 31, 2026	$(53,319)	14,385,642	$348,359	123,814,289	$(612,276)	$20,671	$(296,565)
Contributions from noncontrolling interest owners	—	—	—	—	—	220	220
Distributions to preferred unitholders (Note 8)	—	—	—	—	(18,806)	—	(18,806)
Distributions to noncontrolling interest owners	—	—	—	—	—	(1,679)	(1,679)
Equity issued pursuant to incentive compensation plan (Note 8)	—	—	—	1,000,000	1,991	—	1,991
Investment in NGL Energy Holdings LLC	—	—	—	—	(1,798)	—	(1,798)
Net income	60	—	—	—	78,672	1,377	80,109
BALANCE AT JUNE 30, 2026	(53,259)	14,385,642	348,359	124,814,289	(552,217)	20,589	(236,528)
Contributions from noncontrolling interest owners	—	—	—	—	—	293	293
Distributions to preferred unitholders (Note 8)	—	—	—	—	(18,878)	—	(18,878)
Distributions to noncontrolling interest owners	—	—	—	—	—	(2,226)	(2,226)
Equity issued pursuant to incentive compensation plan (Note 8)	—	—	—	—	4,177	—	4,177
Investment in NGL Energy Holdings LLC	—	—	—	—	(1,464)	—	(1,464)
Net (loss) income	(63)	—	—	—	(44,188)	1,705	(42,546)
BALANCE AT SEPTEMBER 30, 2026	$(53,322)	14,385,642	$348,359	124,814,289	$(612,570)	$20,361	$(297,172)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in (Deficit) Equity
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common
	General Partner	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCE AT MARCH 31, 2025	$(52,913)	14,385,642	$348,359	132,012,766	$(170,275)	$9	$20,669	$145,849
Contributions from noncontrolling interest owners	—	—	—	—	—	—	621	621
Distributions to preferred unitholders	—	—	—	—	(27,844)	—	—	(27,844)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(1,977)	(1,977)
Disposition of noncontrolling interest	—	—	—	—	—	—	11	11
Common unit repurchases and cancellations	—	—	—	(1,873,838)	(8,068)	—	—	(8,068)
Class D preferred units redemption - amount paid in excess of carrying value	—	—	—	—	(35,756)	—	—	(35,756)
Net income	6	—	—	—	68,916	—	705	69,627
Other comprehensive loss	—	—	—	—	—	(9)	—	(9)
BALANCE AT JUNE 30, 2025	(52,907)	14,385,642	348,359	130,138,928	(173,027)	—	20,029	142,454
Contributions from noncontrolling interest owners	—	—	—	—	—	—	118	118
Distributions to preferred unitholders	—	—	—	—	(26,136)	—	—	(26,136)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(1,385)	(1,385)
Common unit repurchases and cancellations	—	—	—	(4,416,425)	(21,000)	—	—	(21,000)
Net income	2	—	—	—	29,282	—	490	29,774
BALANCE AT SEPTEMBER 30, 2025	$(52,905)	14,385,642	$348,359	125,722,503	$(190,881)	$—	$19,252	$123,825

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in Thousands)

	Six Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES:
Net income	$37,500	$99,465
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(70)	(39,388)
Depreciation and amortization, including amortization of debt issuance costs	134,714	136,955
Gain on early extinguishment or revaluation of liabilities, net	—	(1,492)
Equity-based compensation expense	6,168	—
Loss (gain) on disposal or impairment of assets, net	66,283	(2,605)
Change in provision for expected credit losses	71	34
Net adjustments to fair value of derivatives	23,259	(10,245)
Equity in earnings of unconsolidated entities	—	(201)
Distributions of earnings from unconsolidated entities	—	108
Lower of cost or net realizable value adjustments	514	2,519
Other	5,544	1,677
Changes in operating assets and liabilities:
Accounts receivable and affiliates	(58,120)	15,478
Inventories	(32,040)	(52,749)
Other current and noncurrent assets	18,118	20,787
Accounts payable and affiliates	24,938	(71,139)
Other current and noncurrent liabilities	(55,331)	(41,044)
Net cash provided by operating activities-continuing operations	171,548	58,160
Net cash provided by operating activities-discontinued operations	70	15,493
Net cash provided by operating activities	171,618	73,653
INVESTING ACTIVITIES:
Capital expenditures	(226,713)	(53,066)
Net settlements of derivatives	(18,587)	3,847
Proceeds from sales of assets	12,882	72,529
Proceeds from divestitures of businesses and investments, net	—	88,639
Net cash (used in) provided by investing activities-continuing operations	(232,418)	111,949
Net cash provided by investing activities-discontinued operations	—	67,709
Net cash (used in) provided by investing activities	(232,418)	179,658
FINANCING ACTIVITIES:
Proceeds from borrowings under ABL Facility	613,000	414,000
Payments on ABL Facility	(499,000)	(452,000)
Payments on 2024 Term Loan B and 2026 Term Loan B	(4,750)	(3,500)
Repayment and repurchase of senior notes	—	(17,274)
Payments on other long-term debt	(956)	(881)
Debt issuance costs	(2,141)	(1,222)
Contributions from noncontrolling interest owners	513	739
Distributions to preferred unitholders	(37,559)	(57,689)
Distributions to noncontrolling interest owners	(3,905)	(3,362)
Class D preferred unit repurchases	—	(100,010)
Common unit repurchases and cancellations	—	(29,068)
Payments to settle contingent consideration liabilities	(86)	(103)
Net settlements of derivatives	(198)	499
Principal payments of finance leases	(1,799)	(430)
Investment in NGL Energy Holdings LLC	(3,262)	—
Net cash provided by (used in) financing activities	59,857	(250,301)
Net (decrease) increase in cash and cash equivalents	(943)	3,010
Cash and cash equivalents, beginning of period	8,505	5,649
Cash and cash equivalents, end of period	$7,562	$8,659
Supplemental cash flow information:
Cash interest paid	$130,759	$124,214
Income taxes paid (net of income tax refunds)	$895	$2,234
Supplemental non-cash investing and financing activities:
Distributions declared but not paid to preferred unitholders	$18,878	$26,136
Accrued capital expenditures	$39,185	$25,264

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Organization and Operations

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware master limited partnership. NGL Energy Holdings LLC serves as our general partner (“GP”). At September 30, 2026, our operations included three segments:

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
•Our Crude Oil Logistics segment purchases crude oil from producers and marketers and transports it to refineries or for resale at pipeline injection stations, storage terminals, barge loading facilities, rail facilities and other trade hubs, and provides storage, terminaling, and transportation services through its owned assets. Our activities in this segment are supported by certain long-term, fixed rate contracts with acreage dedications and which include minimum volume commitments on our storage tanks and owned and leased pipelines. Due to a strategic realignment of the segment’s operations to more align with long-term business objectives, an impairment charge of $58.1 million to write-down the value of certain long-lived assets was recorded as of September 30, 2026.
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

We have a corporate subsidiary with a deferred tax liability of $28.1 million and $28.5 million at September 30, 2026 and March 31, 2026, respectively, in connection with certain of our acquisitions, which is included within other noncurrent liabilities in our unaudited condensed consolidated balance sheets. The deferred tax liability is primarily the tax effected cumulative temporary difference between the GAAP basis and tax basis of the acquired assets within the corporation. For GAAP purposes, certain of the acquired assets will be depreciated and amortized over time which will lower the GAAP basis. The deferred tax benefit recorded during the six months ended September 30, 2026 for the corporate subsidiary was $0.4 million with an effective tax rate of 21.0%. The deferred tax benefit recorded during the six months ended September 30, 2025 for the corporate subsidiary was $0.7 million with an effective tax rate of 21.0%.

We evaluate uncertain tax positions for recognition and measurement in our unaudited condensed consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in our unaudited condensed consolidated financial statements. We had no uncertain tax positions that required recognition in our unaudited condensed consolidated financial statements at September 30, 2026 or March 31, 2026.

The following table presents income tax expense (benefit) for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Current income tax expense:
State	$208	$148	$253	$459
Foreign	41	—	41	35
Total	249	148	294	494
Deferred income tax benefit:
Federal	(62)	(209)	(406)	(737)
Total	(62)	(209)	(406)	(737)
Income tax expense (benefit)	$187	$(61)	$(112)	$(243)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Amounts in the table above do not include income tax expense (benefit) related to our refined products and biodiesel businesses, as these amounts have been classified within discontinued operations within our unaudited condensed consolidated statements of operations (see Note 15).

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

Inventories consist of the following at the dates indicated:

	September 30, 2026	March 31, 2026
	(in thousands)
Butane	$47,331	$26,200
Crude oil	24,271	25,173
Propane	12,006	7,320
Other	15,269	8,658
Total	$98,877	$67,351

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	September 30, 2026	March 31, 2026
	(in thousands)
Costs to obtain contracts with customers (1)	$20,865	$27,183
Other	8,838	12,717
Total	$29,703	$39,900

(1)    Represents the noncurrent portion of costs to obtain contracts with customers. At September 30, 2026 and March 31, 2026, the costs to obtain contracts with customers was $25.0 million and $27.2 million, respectively, of which $4.1 million is recorded within prepaid expenses and other current assets in our consolidated balance sheet at September 30, 2026.

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	September 30, 2026	March 31, 2026
	(in thousands)

Derivative liabilities	$31,834	$31,619
Accrued interest	27,419	27,265
Accrued compensation and benefits	22,167	75,243
Distributions payable	18,878	18,753
Excise and other tax liabilities	9,582	13,750
Other	53,423	17,554
Total	$163,303	$184,184

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

The following table summarizes the balances related to the VIEs that are consolidated in our unaudited condensed consolidated balance sheets at the dates indicated (excluding intercompany eliminations at the time of consolidation) as well as our equity in the VIEs:

	September 30, 2026	March 31, 2026
	(in thousands)
Cash and cash equivalents	$40	$96
Accounts receivable, net	29	—
Accounts receivable-affiliates	450	312
Prepaid expenses and other current assets	318	281
Property, plant and equipment, net	15,215	15,527
Accounts payable	(78)	(45)
Accrued expenses and other payables	(177)	(225)
Current maturities of long-term debt	(2,038)	(1,957)
Long-term debt, net	(6,832)	(7,867)
Redeemable noncontrolling interests	(617)	(559)
Partnership's equity in VIEs	$6,310	$5,563

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

Redeemable noncontrolling interests at March 31, 2026	$559
Contributions from redeemable noncontrolling interest owners	121
Net loss from continuing operations attributable to redeemable noncontrolling interests	(63)
Redeemable noncontrolling interests at September 30, 2026	$617

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Contingent Consideration Liabilities

The following table summarizes changes in our contingent consideration liabilities (in thousands):

Contingent consideration liabilities at March 31, 2026 (1)	$18,000
Liabilities settled	(1,048)
Contingent consideration liabilities at September 30, 2026 (2)	$16,952

(1)    Includes $2.2 million which is recorded within accrued expenses and other payables and $15.8 million which is recorded within other noncurrent liabilities in our March 31, 2026 consolidated balance sheet.
(2)    Includes $2.2 million which is recorded within accrued expenses and other payables and $14.8 million which is recorded within other noncurrent liabilities in our September 30, 2026 unaudited condensed consolidated balance sheet.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Note 3—(Loss) Income Per Common Unit

The following table presents our calculation of basic and diluted weighted average common units outstanding for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Weighted average common units outstanding during the period:
Common units - Basic	124,814,289	127,309,332	124,808,825	129,516,312
Common units - Diluted	124,814,289	127,309,332	124,808,825	129,516,312

For the three months and six months ended September 30, 2026 and 2025, all potential common units or convertible units were considered antidilutive.

Our (loss) income per common unit is as follows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per unit amounts)
(Loss) income from continuing operations	$(42,616)	$29,812	$37,430	$60,077
Less: Net income from continuing operations attributable to nonredeemable noncontrolling interests	(1,705)	(490)	(3,082)	(1,195)
Less: Net loss (income) from continuing operations attributable to redeemable noncontrolling interests	35	(47)	63	(64)
Net (loss) income from continuing operations attributable to NGL Energy Partners LP	(44,286)	29,275	34,411	58,818
Less: Distributions to preferred unitholders (1)	(18,878)	(26,136)	(37,684)	(89,736)
Less: Net loss (income) from continuing operations allocated to GP (2)	63	(2)	3	31
Net (loss) income from continuing operations allocated to common unitholders	$(63,101)	$3,137	$(3,270)	$(30,887)

Net income from discontinued operations, net of tax	$35	$9	$70	$39,388
Less: Net income from discontinued operations allocated to GP (2)	—	—	—	(39)
Net income from discontinued operations allocated to common unitholders	$35	$9	$70	$39,349

Net (loss) income allocated to common unitholders	$(63,066)	$3,146	$(3,200)	$8,462

Basic and diluted (loss) income per common unit
(Loss) income from continuing operations	$(0.51)	$0.02	$(0.03)	$(0.24)
Income from discontinued operations, net of tax	$—	$—	$—	$0.30
Net (loss) income	$(0.51)	$0.02	$(0.03)	$0.07

(1)    Includes distributions earned and declared for the three months and six months ended September 30, 2026 and 2025 and the excess of the Class D Preferred Units (as defined herein) repurchase price over the carrying value of the units for the six months ended September 30, 2025.
(2)    Net loss (income) allocated to the GP includes distributions to which it is entitled as the holder of incentive distribution rights.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Note 4—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

Description	Estimated Useful Lives			September 30, 2026	March 31, 2026
	(in years)			(in thousands)
Water treatment facilities and equipment (1)	3	-	30	$2,490,517	$2,418,731
Pipeline and related facilities	30	-	40	266,324	266,324
Crude oil tanks and related equipment	2	-	30	187,680	234,217
Buildings and leasehold improvements	3	-	40	125,728	124,783
Natural gas liquids terminal and storage assets	2	-	30	103,749	100,404
Land				64,202	64,610
Tank bottoms and linefill (2)				35,331	37,551
Information technology equipment	3	-	7	32,310	31,762
Vehicles (3)	3	-	25	23,991	23,734
Other	3	-	20	20,301	19,360
Construction in progress				196,339	42,557
Gross property, plant and equipment				3,546,472	3,364,033
Accumulated depreciation				(1,364,944)	(1,272,286)
Net property, plant and equipment				$2,181,528	$2,091,747

(1)    Includes finance leases right-of-use assets of $15.9 million and $8.6 million at September 30, 2026 and March 31, 2026, respectively. Accumulated amortization related to these finance leases is included within accumulated depreciation.
(2)    Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. Linefill, which represents our portion of the product volume required for the operation of the proportionate share of a pipeline we own, is recorded at historical cost.
(3)    Includes finance leases right-of-use assets of $0.5 million and $0.2 million at September 30, 2026 and March 31, 2026, respectively. Accumulated amortization related to these finance leases is included within accumulated depreciation.

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Depreciation expense	$49,898	$50,699	$98,395	$104,116
Capitalized interest expense	$1,626	$146	$2,217	$230

We record (gains) losses from the sales of property, plant and equipment and any write-downs in value due to impairment within loss (gain) on disposal or impairment of assets, net in our unaudited condensed consolidated statements of operations. The following table summarizes (gains) losses on the disposal or impairment of property, plant and equipment by segment for the period indicated:

	Three Months Ended September 30, 2026	Six Months Ended September 30, 2026
	(in thousands)
Water Solutions	$5,567	$7,455
Crude Oil Logistics (1)	51,199	51,316
Liquids Logistics	—	(13)
Corporate and Other	—	(8)
Total	$56,766	$58,750

(1)    During the three months ended September 30, 2026, we recorded an impairment charge to write down the value of certain assets, as discussed further in Note 1.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Note 5—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

		September 30, 2026			March 31, 2026
Description	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)	(in thousands)
Customer relationships	16.9	$852,443	$(324,978)	$527,465	$857,903	$(304,877)	$553,026
Customer commitments	17.8	192,000	(55,680)	136,320	192,000	(51,840)	140,160
Rights-of-way and easements	26.0	117,709	(33,789)	83,920	111,980	(28,367)	83,613
Executory contracts and other agreements	22.5	18,910	(4,511)	14,399	19,324	(4,654)	14,670
Debt issuance costs (1)	2.3	13,955	(2,658)	11,297	13,895	(254)	13,641
Total		$1,195,017	$(421,616)	$773,401	$1,195,102	$(389,992)	$805,110

(1)    Includes debt issuance costs related to the ABL Facility (as defined herein). Debt issuance costs related to the fixed-rate notes and 2026 Term Loan B (as defined herein) are reported as a reduction of the carrying amount of long-term debt.

During the three months ended September 30, 2026, we recorded an impairment charge of $5.8 million to write down the value of certain intangible assets, as discussed further in Note 1.

Amortization expense is as follows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
Recorded In	2026	2025	2026	2025
	(in thousands)
Depreciation and amortization	$13,248	$13,295	$26,646	$26,463
Cost of sales - service	1,602	—	3,204	—
Interest expense	1,207	1,146	2,404	2,281
Operating expenses	61	61	123	123
Total	$16,118	$14,502	$32,377	$28,867

The following table summarizes expected amortization of our intangible assets at September 30, 2026 (in thousands):

Year Ending March 31,
2027 (six months)	$30,965
2028	53,942
2029	51,042
2030	44,758
2031	44,014
2032	42,455
Thereafter	506,225
Total	$773,401

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Note 6—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	September 30, 2026			March 31, 2026
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Asset-based revolving credit facility (“ABL Facility”)	$249,000		$249,000	$135,000		$135,000
2026 senior secured term loan “B” credit facility (“2026 Term Loan B”)	945,250	$(19,426)	925,824	950,000	$(19,838)	930,162
Senior secured notes:
8.125% Notes due 2029 (“2029 Senior Secured Notes”)	900,000	(6,261)	893,739	900,000	(7,580)	892,420
8.375% Notes due 2032 (“2032 Senior Secured Notes”)	1,281,000	(12,645)	1,268,355	1,281,000	(13,823)	1,267,177
Other long-term debt	8,891	(21)	8,870	9,847	(23)	9,824
Total long-term debt	3,384,141	(38,353)	3,345,788	3,275,847	(41,264)	3,234,583
Less: Current maturities	11,538	—	11,538	11,457	—	11,457
Long-term debt	$3,372,603	$(38,353)	$3,334,250	$3,264,390	$(41,264)	$3,223,126

(1)    Debt issuance costs related to the ABL Facility are reported within intangible assets, rather than as a reduction of the carrying amount of long-term debt. The unamortized debt issuance costs for the 2026 Term Loan B include a $4.4 million discount.

ABL Facility

Total commitments under the ABL Facility are $425.0 million and the sub-limit for letters of credit is $100.0 million. Availability under the ABL Facility is subject to a borrowing base that is determined by calculating the amount equal to the sum of our eligible cash, outstanding accounts receivable balances with investment and non-investment grade counterparties, certain inventory, including inventory on railcars and unsettled derivative contracts. These amounts are subject to certain percentage and dollar amount caps, as described within the ABL Facility. The borrowing base is calculated monthly pursuant to a borrowing base certificate we deliver to the administrative agent. Availability under the ABL Facility is based on the lower of the current borrowing base and the total commitments, less borrowings and outstanding letters of credit. At September 30, 2026, $249.0 million was outstanding under the ABL Facility, letters of credit outstanding were $53.9 million, and we had a borrowing base of $502.8 million. The ABL Facility is scheduled to mature at the earliest of (a) February 2, 2029 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, subject to certain exceptions.

The ABL Facility is secured by a lien on substantially all of our assets, including among other things, a first priority lien on our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents and related assets and a second priority lien on all of our other assets.

All borrowings under the ABL Facility bear interest at a secured overnight financing rate (“SOFR”) or the alternate base rate, in each case plus an applicable margin that is determined by reference to our fixed charge coverage ratio. The applicable margin for alternate base rate loans varies from 1.00% to 1.50% and the applicable margin for SOFR varies from 2.00% to 2.50%. In addition, the ABL Facility includes a commitment fee that is charged and payable quarterly in arrears based on the average daily unused portion of the revolving commitments under the ABL Facility. Such commitment fee is 0.25% per year. In the event our fixed charge coverage ratio is less than 1.75 to 1.00, our commitment fee will be increased to 0.375%.

At September 30, 2026, the borrowings under the ABL Facility had a weighted average interest rate of 6.46% calculated as a SOFR rate of 3.84% plus a margin of 2.50% for SOFR borrowings and the prime rate of 7.00% plus a margin of 1.50% on the alternate base borrowings. On September 30, 2026, the interest rate in effect on letters of credit was 2.50%.

The ABL Facility contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The ABL Facility contains, as the only financial covenant, a fixed charge coverage ratio that is tested based on the financial statements for the most recently ended

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
fiscal quarter upon the occurrence and during the continuation of a Cash Dominion Event (as defined in the ABL Facility). At September 30, 2026, no Cash Dominion Event had occurred.

On October 13, 2026, we exercised $50.0 million of the accordion feature of our ABL Facility, raising commitments to $475.0 million.

Compliance

At September 30, 2026, we were in compliance with the covenants under the ABL Facility.

2026 Term Loan B

The 2026 Term Loan B was issued at 99.50% of par for gross proceeds of $945.3 million. The 2026 Term Loan B was issued pursuant to a credit agreement dated March 12, 2026 (“2026 Term Loan Credit Agreement”).

The 2026 Term Loan B bears interest at either a SOFR-based rate or an alternate base rate, plus an applicable margin determined by our consolidated first lien net leverage ratio (as defined in the 2026 Term Loan Credit Agreement). On September 16, 2026, we amended the facility to lower the applicable margins. The amendment reduced the margin on alternate base rate loans to a range of 1.75% to 2.0% from 2.25% to 2.50%, and reduced the margin on SOFR-based loans to a range of 2.75% to 3.00% from 3.25% to 3.50%.

The 2026 Term Loan B matures on March 11, 2033 and will amortize in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount beginning with the fiscal quarter ended June 30, 2026, with the balance payable on maturity.

At September 30, 2026, the borrowings under the 2026 Term Loan B had an interest rate of SOFR of 3.89% plus a margin of 3.00%.

The 2026 Term Loan B is secured by first priority liens on substantially all of our assets other than our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents, renewable energy tax credits and related assets and second priority liens on our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents and related assets.

The 2026 Term Loan Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The 2026 Term Loan Credit Agreement requires that we maintain, on a quarterly basis, beginning with the quarter ended June 30, 2026, a debt service coverage ratio (as defined in the 2026 Term Loan Credit Agreement) of no less than 1.1 to 1.0. At September 30, 2026, our debt service coverage ratio was approximately 2.76 to 1.0.

The 2026 Term Loan Credit Agreement contains other customary terms, events of default and covenants.

Compliance

At September 30, 2026, we were in compliance with the covenants under the 2026 Term Loan B.

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

Compliance

At September 30, 2026, we were in compliance with the covenants under the Indenture.

Other Long-Term Debt

On June 24, 2024, we entered into an equipment loan for $6.4 million with American Bank and Trust Company which bears interest at a rate of 8.50% and is secured by an airplane. On September 24, 2024, we refinanced the loan and lowered the interest rate to 8.00%. We have an aggregate principal balance of $4.3 million at September 30, 2026. This loan matures on June 24, 2030.

On October 1, 2024, we entered into a second equipment loan for $6.4 million with American Bank and Trust Company which bears interest at a rate of 8.00% and is secured by an airplane. We have an aggregate principal balance of $4.6 million at September 30, 2026. This loan matures on September 24, 2030.

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at September 30, 2026:

Year Ending March 31,	ABL Facility	2026 Term Loan B	Senior Secured Notes	Other Long-Term Debt	Total
	(in thousands)
2027 (six months)	$—	$4,750	$—	$1,001	$5,751
2028	—	9,500	—	2,120	11,620
2029	249,000	9,500	900,000	2,300	1,160,800
2030	—	9,500	—	2,494	11,994
2031	—	9,500	—	976	10,476
2032	—	9,500	1,281,000	—	1,290,500
Thereafter	—	893,000	—	—	893,000
Total	$249,000	$945,250	$2,181,000	$8,891	$3,384,141

Amortization of Debt Issuance Costs

Amortization expense for debt issuance costs related to long-term debt was $2.0 million and $2.0 million during the three months ended September 30, 2026 and 2025, respectively, and $3.9 million and $4.0 million during the six months ended September 30, 2026 and 2025, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes expected amortization of debt issuance costs at September 30, 2026 (in thousands):

Year Ending March 31,
2027 (six months)	$4,006
2028	8,011
2029	7,674
2030	5,372
2031	5,369
2032	5,066
Thereafter	2,855
Total	$38,353

Note 7—Commitments and Contingencies

Legal Contingencies

On July 29, 2026, TOG Operating, LLC and Titus Oil & Gas III, LLC (“Titus”) filed a lawsuit against the Partnership and two of its subsidiaries, NGL Water Solutions Permian, LLC, and NGL Water Solutions, LLC, in the District Court of Reeves County, Texas (“Reeves County Matter”) alleging that the Partnership flooded out Titus’s mineral estate through our saltwater disposal operations. Titus has asserted claims for trespass, negligence (including negligence per se and gross negligence), statutory waste, nuisance, declaratory judgment, and unjust enrichment. Titus is seeking an unspecified amount of economic damages along with exemplary damages and injunctive relief. Concurrently, Titus filed a complaint with the Railroad Commission of Texas asking that the Railroad Commission of Texas terminate or suspend injection well permits for certain of our wells located in Reeves County, Texas (“RRC Matter”). At this time, no discovery has been conducted in either matter. Accordingly, we are unable at this time to predict the outcome of these matters or to reasonably estimate the possible loss or range of loss, if any, that may result, and no accrual has been made. The Partnership denies the allegations in the Reeves County Matter and the RRC Matter and intends to vigorously contest and defend both matters.

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

Environmental Matters

At September 30, 2026, we have an environmental liability, measured on an undiscounted basis, of $1.2 million, which is recorded within accrued expenses and other payables in our unaudited condensed consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our business, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our businesses.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes changes in our asset retirement obligations, which is reported within other noncurrent liabilities in our unaudited condensed consolidated balance sheets (in thousands):

Asset retirement obligations at March 31, 2026	$76,308
Liabilities incurred	2,312
Liabilities associated with disposed assets (1)	(7)
Liabilities settled	(629)
Accretion expense	2,801
Asset retirement obligations at September 30, 2026	$80,785

(1)    Relates to the sale of a certain freshwater well within our Water Solutions segment.

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

At September 30, 2026, we had the following commodity purchase commitments:

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Purchase Commitments:
Year Ending March 31,
2027 (six months)	$25,188	279	$21,245	26,040
2028	—	—	1,290	1,890
Total	$25,188	279	$22,535	27,930

Index-Price Commodity Purchase Commitments:
Year Ending March 31,
2027 (six months)	$828,474	9,279	$684,669	566,831
2028	504,431	6,842	32,456	30,870
2029	263,309	3,890	—	—
2030	245,618	3,890	—	—
2031	159,169	2,627	—	—
2032	151,891	2,634	—	—
Thereafter	371,643	7,010	—	—
Total	$2,524,535	36,172	$717,125	597,701

(1)    Our crude oil index-price purchase commitments exceed our crude oil index-price sales commitments (presented below) due primarily to our long-term purchase commitments for crude oil that we purchase and ship on the Grand Mesa Pipeline.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

At September 30, 2026, we had the following commodity sale commitments:

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Sale Commitments:
Year Ending March 31,
2027 (six months)	$25,532	279	$68,593	65,337
2028	—	—	1,997	2,620
2029	—	—	90	95
2030	—	—	19	19
Total	$25,532	279	$70,699	68,071

Index-Price Commodity Sale Commitments:
Year Ending March 31,
2027 (six months)	$734,933	7,931	$638,324	447,748
2028	103,061	1,327	41,507	31,992
2029	88,526	1,263	—	—
2030	80,351	1,263	—	—
Total	$1,006,871	11,784	$679,831	479,740

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

Other Commitments

We have noncancelable agreements for product storage, railcar spurs, capital projects and real estate. The following table summarizes future minimum payments under these agreements at September 30, 2026 (in thousands):

Year Ending March 31,
2027 (six months)	$4,643
2028	4,979
2029	2,736
2030	1,710
2031	1,454
2032	70
Thereafter	1,120
Total	$16,712

Note 8—Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% GP interest and a 99.9% limited partner interest, which consists of common units. Our GP has the right, but not the obligation, to contribute a proportionate amount of capital to the Partnership to maintain its 0.1% GP interest. Our GP is not required to guarantee or pay any of our debts or obligations. At September 30, 2026, we owned 11.66% of our GP.

General Partner Equity

In connection with the issuance of common units for the vesting of restricted units during the three months ended June 30, 2026, we issued 1,001 notional units to our GP for less than $0.1 million in order to maintain its 0.1% interest in the Partnership. During the three months ended September 30, 2026, we did not issue any notional units to our GP.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Common Unit Repurchase Program

On April 8, 2026, the board of directors of our GP authorized a common unit repurchase program, under which we may repurchase up to $100.0 million of our outstanding common units from time to time in the open market, including pursuant to a repurchase plan administrated in accordance with Rule 10b5-1 under the Exchange Act, or in other privately negotiated transactions. This program does not have a fixed expiration date. The common unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of common units. We did not repurchase any units under this program during the three months ended September 30, 2026.

Class B Preferred Units

As of September 30, 2026, there were 12,585,642 of our Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) outstanding.

The current distribution rate for the Class B Preferred Units is the three-month CME Term SOFR interest rate, which is calculated and published by CME Group Benchmark Administration, Ltd., plus a spread of 7.213%. The Class B Preferred Units also have an additional tenor spread adjustment of 0.26161%, in accordance with the Adjustable Interest Rate (LIBOR) Act.

The following table summarizes the distributions declared on our Class B Preferred Units during the last three quarters:

			Three-Month	Distribution	Amount Paid to Class B
Date Declared	Record Date	Payment Date	SOFR	Rate	Preferred Unitholders
					(in thousands)
March 18, 2026	April 1, 2026	April 15, 2026	3.661%	$0.6960	$8,759
June 17, 2026	July 1, 2026	July 15, 2026	3.692%	$0.6979	$8,784
September 17, 2026	October 1, 2026	October 15, 2026	3.734%	$0.7005	$8,816

The distribution amount paid on October 15, 2026 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at September 30, 2026.

Class C Preferred Units

As of September 30, 2026, there were 1,800,000 of our Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) outstanding.

The current distribution rate for the Class C Preferred Units is the three-month CME Term SOFR interest rate plus a spread of 7.384%.

The following table summarizes the distributions declared on our Class C Preferred Units during the last three quarters:

			Three-Month	Distribution	Amount Paid to Class C
Date Declared	Record Date	Payment Date	SOFR	Rate	Preferred Unitholders
					(in thousands)
March 18, 2026	April 1, 2026	April 15, 2026	3.661%	$0.6903	$1,243
June 17, 2026	July 1, 2026	July 15, 2026	3.692%	$0.6922	$1,246
September 17, 2026	October 1, 2026	October 15, 2026	3.734%	$0.6949	$1,251

The distribution amount paid on October 15, 2026 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at September 30, 2026.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Class D Preferred Units

As of September 30, 2026, there were 315,489 preferred units (“Class D Preferred Units”) and warrants exercisable to purchase an aggregate of 2,125,000 common units outstanding.

The following table summarizes the outstanding warrants at September 30, 2026:

Issuance Date and Description	Number of Warrants	Exercise Price
October 31, 2019
Premium warrants	1,250,000	$16.28
Par warrants	875,000	$13.56

All outstanding warrants are currently exercisable and any unexercised warrants will expire on the tenth anniversary of the date of issuance. The warrants will not participate in cash distributions.

The holders of our Class D Preferred Units have elected, which they are allowed to do so from time to time, for the distributions to be calculated based on the three-month CME Term SOFR interest rate in accordance with our Partnership Agreement plus a spread of 7.00%. The distribution rate for the Class D Preferred Units is 10.734% for the quarter ended September 30, 2026.

The following table summarizes the distributions declared on our Class D Preferred Units during the last three quarters:

			Three-Month	Distribution	Amount Paid to Class D
Date Declared	Record Date	Payment Date	SOFR	Rate	Preferred Unitholders
					(in thousands)
March 18, 2026	April 1, 2026	April 15, 2026	3.661%	$27.74	$8,751
June 17, 2026	July 1, 2026	July 15, 2026	3.692%	$27.82	$8,776
September 17, 2026	October 1, 2026	October 15, 2026	3.734%	$27.93	$8,811

The distribution amount paid on October 15, 2026 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at September 30, 2026.

Equity-Based Incentive Compensation

On December 9, 2025, the board of directors of our GP approved the 2025 Long-Term Incentive Plan (“2025 Plan”), and unitholder approval was received on February 9, 2026. Our GP has granted certain restricted units to employees, which vest in tranches, subject to the continued service of the recipients through the vesting date (“Service Awards”).

The following table summarizes the Service Award activity during the six months ended September 30, 2026:

		Weighted-Average
		Grant Date
	Number of	Fair Value
	Units	Per Unit
Unvested Service Award units at March 31, 2026	2,080,000	$11.71
Units granted	1,476,000	$15.31
Units vested and issued	(1,000,000)	$11.71
Units forfeited	(80,000)	$13.30
Unvested Service Award units at September 30, 2026	2,476,000	$13.80

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes the scheduled vesting of our unvested Service Awards at September 30, 2026:

Year Ending March 31,
2027 (six months)	562,000
2028	667,000
2029	1,142,000
2030	105,000
Total	2,476,000

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

During the three months and six months ended September 30, 2026, we recorded compensation expense related to Service Awards of $4.2 million and $6.2 million, respectively.

The following table summarizes the estimated future expense we expect to record on the unvested Service Awards at September 30, 2026 (in thousands):

Year Ending March 31,
2027 (six months)	$9,543
2028	15,372
2029	2,121
2030	1,458
Total	$28,494

As of September 30, 2026, there are approximately 6.5 million units remaining available for issuance under the 2025 Plan.

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

Derivatives

The following table summarizes, by level within the fair value hierarchy, the estimated fair values of our derivative assets and liabilities reported in our unaudited condensed consolidated balance sheets at the dates indicated:

	September 30, 2026		March 31, 2026
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$8,707	$(17,192)	$6,118	$(14,478)
Level 2 measurements	3,437	(33,663)	219	(33,807)
	12,144	(50,855)	6,337	(48,285)

Netting of counterparty contracts (1)	(9,762)	9,762	(6,186)	6,186
Net cash collateral provided	1,130	8,485	5,658	8,360
Derivatives	$3,512	$(32,608)	$5,809	$(33,739)

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes the accounts that include our derivative assets and liabilities in our unaudited condensed consolidated balance sheets at the dates indicated:

	September 30, 2026	March 31, 2026
	(in thousands)
Prepaid expenses and other current assets	$2,445	$5,809
Other noncurrent assets	1,067	—
Accrued expenses and other payables	(31,834)	(31,619)
Other noncurrent liabilities	(774)	(2,120)
Net derivative liability	$(29,096)	$(27,930)

The following table summarizes our open derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At September 30, 2026:
Crude oil fixed-price (1)	October 2026–December 2027	(374)	$(22,573)
Propane fixed-price (1)	October 2026–March 2028	(320)	(1,196)
Butane fixed-price (1)	October 2026–March 2027	(807)	(14,988)
Variable-to-fixed interest rate swaps (2)	October 2026–April 2028		2,348
Other	October 2026–March 2027		(2,302)
			(38,711)
Net cash collateral provided			9,615
Net derivative liability			$(29,096)

At March 31, 2026:
Crude oil fixed-price (1)	April 2026–September 2027	(580)	$(23,656)
Propane fixed-price (1)	April 2026–March 2027	(163)	153
Butane fixed-price (1)	April 2026–March 2027	(1,277)	(12,003)
Variable-to-fixed interest rate swaps (2)	April 2026–April 2028		(1,169)
Other	April 2026–March 2027		(5,273)
			(41,948)
Net cash collateral provided			14,018
Net derivative liability			$(27,930)

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

During the three months ended September 30, 2026 and 2025, we recorded net losses of $46.6 million and net gains of $1.1 million, respectively, from our commodity derivatives to cost of sales-product in our unaudited condensed consolidated statements of operations. During the six months ended September 30, 2026 and 2025, we recorded net losses of $26.6 million and net gains of $10.6 million, respectively, from our commodity derivatives to cost of sales-product in our unaudited condensed consolidated statements of operations. These amounts do not include net gains and losses from our commodity derivatives related to our refined products and biodiesel businesses, as these amounts have been classified within discontinued operations within our unaudited condensed consolidated statement of operations for the six months ended September 30, 2025 (see Note 15).

During the three months ended September 30, 2026 and 2025, we recorded net gains of $1.8 million and $0.3 million, respectively, from our interest rate swaps to interest expense in our unaudited condensed consolidated statements of operations. During the six months ended September 30, 2026 and 2025, we recorded net gains of $3.4 million and net losses of $0.3 million from our interest rate swaps to interest expense in our unaudited condensed consolidated statements of operations.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At September 30, 2026, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our unaudited condensed consolidated balance sheets and recognized in our net income.

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

Fair Value of Fixed-Rate Notes

The following table provides fair value estimates of our fixed-rate notes at September 30, 2026 (in thousands):

2029 Senior Secured Notes	$913,875
2032 Senior Secured Notes	$1,294,878

For the 2029 Senior Secured Notes and 2032 Senior Secured Notes, the fair value estimates were developed based on publicly traded quotes and would be classified as Level 2 in the fair value hierarchy.

Note 10—Segments

Our operations are organized into three reportable segments: (i) Water Solutions, (ii) Crude Oil Logistics and (iii) Liquids Logistics. These segments have been identified based on the differing products and services, regulatory environment and the expertise required for these operations. Our Liquids Logistics reportable segment includes operating segments that have been aggregated based on the nature of the products and services provided. Our chief operating decision maker (“CODM”) is our chief executive officer. Adjusted EBITDA is reviewed by the CODM to evaluate performance and make business decisions. We define Adjusted EBITDA for Water Solutions as revenue minus operating and general and administrative expense, which excludes accretion expense for asset retirement obligations (“Accretion Expense”) and legal and advisory costs associated with acquisitions and dispositions (“Acquisition Expense”), incremental costs to power newly constructed assets prior to grid power availability (“Temporary Power Costs”), and plus or minus other reconciling items. We define Adjusted EBITDA for Crude Oil Logistics and Liquids Logistics as revenue minus cost of sales, which excludes unrealized gains and losses on derivatives, lower of cost or net realizable value adjustments and plus or minus other reconciling segment items. The calculation of Adjusted EBITDA for our three reportable segments is presented in the Reportable Segment Information tables below.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
See Note 1 for a discussion of the products and services of our reportable segments. The remainder of our business operations is presented as “Corporate and Other” and consists of certain corporate expenses that are not allocated to the reportable segments and the amounts to eliminate intercompany or intersegment transactions. Intercompany or intersegment transactions are recorded based on prices negotiated between the segments. Intrasegment transactions eliminations are recorded within each reportable segment. None of the tables below include amounts related to our refined products and biodiesel businesses, as those amounts have been classified as discontinued operations within our unaudited condensed consolidated statements of operations for all periods presented (see Note 15).

Disaggregation of Revenue

The following table summarizes revenues related to our segments for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenues:
Water Solutions:
Topic 606 revenues
Disposal service fees	$205,171	$179,827	$405,068	$354,462
Sale of recovered crude oil	47,386	28,066	99,252	52,874
Sale of water	1,581	1,362	3,299	2,781
Other service revenues	276	473	1,130	876
Non-Topic 606 revenues	6	15	27	30
Total Water Solutions revenues	254,420	209,743	508,776	411,023
Crude Oil Logistics:
Topic 606 revenues
Crude oil sales	405,857	211,824	836,571	370,352
Crude oil transportation and other sales	6,747	6,987	14,253	14,717
Non-Topic 606 revenues	1,246	1,220	2,486	2,593
Total Crude Oil Logistics revenues	413,850	220,031	853,310	387,662
Liquids Logistics:
Topic 606 revenues
Butane sales	154,454	113,992	298,885	213,634
Propane sales	37,922	31,706	77,631	93,186
Other products sales	117,974	96,481	223,414	186,246
Service revenues	6,238	462	11,258	900
Non-Topic 606 revenues	1,515	2,011	2,931	3,771
Total Liquids Logistics revenues (1)	318,103	244,652	614,119	497,737
Corporate and Other:
Topic 606 revenues
Service revenues	180	251	340	415
Elimination of intersegment sales	—	—	—	(4)
Total Corporate and Other revenues	180	251	340	411
Total revenues	$986,553	$674,677	$1,976,545	$1,296,833

(1)    During the three months ended September 30, 2026 and 2025, our Liquids Logistics revenues included $22.9 million and $21.0 million of non-US revenues, respectively, and during the six months ended September 30, 2026 and 2025, our Liquids Logistics revenues included $44.5 million and $36.0 million of non-US revenues, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Reportable Segment Information

The following tables set forth certain selected financial information for our segments for the periods indicated:

	Three Months Ended September 30, 2026
	Water	Crude Oil	Liquids	Total
	Solutions	Logistics	Logistics	Segments
	(in thousands)
Revenues	$254,420	$413,850	$318,103	$986,373
Cost of sales (1)	10,069	392,749	293,743	696,561
Operating, general and administrative expenses (2)	63,855	9,237	10,150	83,242
Other (3)	(2,227)	(2)	1	(2,228)
Adjusted EBITDA	$178,269	$11,862	$14,211	$204,342
Reconciling items:
Plus - all other Adjusted EBITDA				(11,984)
Less:
Depreciation and amortization				63,146
Amortization in cost of sales - service				1,602
Interest expense				66,846
Loss on disposal or impairment of assets, net				64,367
Net unrealized losses on derivatives				35,636
Lower of cost or net realizable value adjustments				(5,829)
Asset retirement obligation accretion				1,425
Equity-based compensation				4,177
Other (4)				3,417
Loss from continuing operations before income taxes (5)				$(42,429)

Segment capital expenditures	$127,303	$1,623	$3,025	$131,951
All other capital expenditures				456
Total capital expenditures (6)				$132,407

Segment assets (7)	$2,969,270	$847,201	$429,135	$4,245,606
All other assets (7)				50,206
Total assets (7) (8)				$4,295,812

(1)    Amount excludes net unrealized gains and losses on derivatives, lower of cost or net realizable value adjustments, and amortization expense for certain intangible assets.
(2)    Amount excludes Accretion Expense, Acquisition Expense, Temporary Power Costs and severance expense.
(3)    Amount includes interest income and certain other non-operating income and expense items less Adjusted EBITDA related to our noncontrolling interests.
(4)    Amount includes the net of Adjusted EBITDA related to our noncontrolling interests, unrealized gains and losses on investments and marketable securities and certain other non-operating income and expense items.
(5)    Total domestic loss from continuing operations before income taxes for the quarter ended September 30, 2026 was $42.7 million and total non-US income from continuing operations before income taxes for the quarter ended September 30, 2026 was $0.3 million.
(6)    Amount includes additions to property, plant and equipment and intangible assets, including the acquisition of assets.
(7)    Information is presented as of September 30, 2026.
(8)    Total assets includes $19.1 million of non-US total assets.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2025
	Water	Crude Oil	Liquids	Total
	Solutions	Logistics	Logistics	Segments
	(in thousands)
Revenues	$209,743	$220,031	$244,652	$674,426
Cost of sales (1)	1,081	193,076	224,663	418,820
Operating, general and administrative expenses (2)	55,601	10,402	9,468	75,471
Other (3)	(1,159)	—	—	(1,159)
Adjusted EBITDA	$151,902	$16,553	$10,521	$178,976
Reconciling items:
Plus - all other Adjusted EBITDA				(11,643)
Less:
Depreciation and amortization				63,994
Interest expense				64,708
Loss on disposal or impairment of assets, net				6,594
Net unrealized gains on derivatives				(317)
Lower of cost or net realizable value adjustments				2,519
Asset retirement obligation accretion				1,281
Other (4)				(1,197)
Income from continuing operations before income taxes (5)				$29,751

Segment capital expenditures	$47,261	$1,387	$1,627	$50,275
All other capital expenditures				818
Total capital expenditures (6)				$51,093

Segment assets (7)	$2,714,235	$1,138,420	$396,462	$4,249,117
All other assets (7)				52,468
Total assets (7) (8)				$4,301,585

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
(5)    Total domestic income from continuing operations before income taxes for the quarter ended September 30, 2025 was $29.1 million and total non-US income from continuing operations before income taxes for the quarter ended September 30, 2025 was $0.7 million.
(6)    Amount includes additions to property, plant and equipment and intangible assets, including the acquisition of assets.
(7)    Information is presented as of September 30, 2025.
(8)    Total assets includes $21.4 million of non-US total assets.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended September 30, 2026
	Water	Crude Oil	Liquids	Total
	Solutions	Logistics	Logistics	Segments
	(in thousands)
Revenues	$508,776	$853,310	$614,119	$1,976,205
Cost of sales (1)	23,611	813,851	572,340	1,409,802
Operating, general and administrative expenses (2)	127,151	18,985	17,284	163,420
Other (3)	111	29	1	141
Adjusted EBITDA	$358,125	$20,503	$24,496	$403,124
Reconciling items:
Plus - all other Adjusted EBITDA				(24,548)
Less:
Depreciation and amortization				125,041
Amortization in cost of sales - service				3,204
Interest expense				133,914
Loss on disposal or impairment of assets, net				66,283
Net unrealized gains on derivatives				(3,724)
Lower of cost or net realizable value adjustments				459
Asset retirement obligation accretion				2,801
Equity-based compensation				6,168
Other (4)				7,112
Income from continuing operations before income taxes (5)				$37,318

Segment capital expenditures	$235,284	$2,949	$5,453	$243,686
All other capital expenditures				819
Total capital expenditures (6)				$244,505

(1)    Amount excludes net unrealized gains and losses on derivatives, lower of cost or net realizable value adjustments, and amortization expense for certain intangible assets. For Crude Oil Logistics, the amount also excludes $2.6 million of realized losses from derivatives associated with crude oil barrels reclassified as linefill as of March 31, 2026.
(2)    Amount excludes Accretion Expense, Acquisition Expense, Temporary Power Costs and severance expense.
(3)    Amount includes interest income and certain other non-operating income and expense items less Adjusted EBITDA related to our noncontrolling interests.
(4)    Amount includes the net of Adjusted EBITDA related to our noncontrolling interests, unrealized gains and losses on investments and marketable securities and certain other non-operating income and expense items.
(5)    Total domestic income from continuing operations before income taxes for the six months ended September 30, 2026 was $36.0 million and the total non-US income from continuing operations before income taxes for the six months ended September 30, 2026 was $1.3 million.
(6)    Amount includes additions to property, plant and equipment and intangible assets, including the acquisition of assets.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended September 30, 2025
	Water	Crude Oil	Liquids	Total
	Solutions	Logistics	Logistics	Segments
	(in thousands)
Revenues	$411,023	$387,662	$497,737	$1,296,422
Cost of sales (1)	2,739	341,325	468,039	812,103
Operating, general and administrative expenses (2)	111,206	20,201	16,311	147,718
Other (3)	(2,307)	—	5	(2,302)
Adjusted EBITDA	$294,771	$26,136	$13,392	$334,299
Reconciling items:
Plus - all other Adjusted EBITDA				(22,994)
Less:
Depreciation and amortization				130,579
Interest expense				130,253
Gain on disposal or impairment of assets, net				(2,605)
Net unrealized gains on derivatives				(7,842)
Lower of cost or net realizable value adjustments				(425)
Gain on early extinguishment of liabilities, net				(1,492)
Asset retirement obligation accretion				2,541
Adjustments related to unconsolidated entities (4)				24
Other (5)				438
Income from continuing operations before income taxes (6)				$59,834

Segment capital expenditures	$66,235	$1,790	$3,277	$71,302
All other capital expenditures				843
Total capital expenditures (7)				$72,145

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
(6)    Total domestic income from continuing operations before income taxes for the six months ended September 30, 2025 was $58.7 million and total non-US income from continuing operations before income taxes for the six months ended September 30, 2025 was $1.1 million.
(7)    Amount includes additions to property, plant and equipment and intangible assets, including the acquisition of assets.

Note 11—Transactions with Affiliates

The following table summarizes our related party transactions for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Sales to entities affiliated with management	$180	$251	$340	$415

Affiliate balances consist of the following at the dates indicated:

	September 30, 2026	March 31, 2026
	(in thousands)
Accounts receivable-affiliates
Entities affiliated with management	$450	$313

Accounts payable-affiliates
Entities affiliated with management	$1	$1

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

During the three months ended September 30, 2026, we purchased, in a single transaction, a 1.33% interest in our GP for $1.5 million in cash and accounted for this as a deduction within limited partners’ equity in our unaudited condensed consolidated balance sheet.

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

Remaining Performance Obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we utilized the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these contracts. The following table summarizes the amount and timing of revenue recognition for such contracts at September 30, 2026 (in thousands):

Year Ending March 31,
2027 (six months)	$79,227
2028	139,890
2029	134,220
2030	117,718
2031	92,097
2032	54,109
Thereafter	49,660
Total	$666,921

Contract Assets and Liabilities

The following tables summarize the balances of our contract assets and liabilities at the dates indicated:

	September 30, 2026	March 31, 2026
	(in thousands)
Accounts receivable from contracts with customers	$498,729	$465,003
Contract assets (current)	$7,211	$5,201

Contract liabilities at March 31, 2026	$13,968
Payment received and deferred	18,297
Payment recognized in revenue	(11,842)
Contract liabilities at September 30, 2026	$20,423

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Costs to Obtain Contracts with Customers

Capitalized costs to obtain contracts with customers was $25.0 million and $27.2 million at September 30, 2026 and March 31, 2026, respectively, and are included within prepaid expenses and other current assets and other noncurrent assets in our unaudited condensed consolidated balance sheets. During the three months and six months ended September 30, 2026, $1.1 million and $2.2 million, respectively, of amortization expense related to these costs were recorded within operating expense in our unaudited condensed consolidated statements of operations.

Note 13—Leases

Lessee Accounting

Our leasing activity primarily includes product storage, office space, real estate, railcars, vehicles and equipment.

The following table summarizes the components of our lease cost for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Operating lease cost (1)	$10,778	$9,697	$21,665	$19,737
Variable lease cost (1)	13,771	9,728	25,825	18,663
Short-term lease cost (1)	142	62	277	283
Finance lease cost
Amortization of right-of-use asset (2)	507	211	848	280
Interest on lease obligation (3)	219	142	378	189
Total lease cost	$25,417	$19,840	$48,993	$39,152

(1)    Included in operating expenses in our unaudited condensed consolidated statements of operations.
(2)    Included in depreciation and amortization expense in our unaudited condensed consolidated statements of operations.
(3)    Included in interest expense in our unaudited condensed consolidated statements of operations.

During the three months ended September 30, 2026, we recorded an impairment charge of $1.1 million to write down the value of certain right-of-use assets, as discussed further in Note 1.

The following table summarizes maturities of our lease obligations at September 30, 2026 (in thousands):

	Operating	Finance
Year Ending March 31,	Leases	Leases (1)
2027 (six months)	$21,840	$3,027
2028	40,478	5,857
2029	28,313	4,067
2030	15,570	1,220
2031	5,731	102
2032	3,046	—
Thereafter	17,246	—
Total lease payments	132,224	14,273
Less imputed interest	(23,531)	(1,166)
Total lease obligations	$108,693	$13,107

(1)    At September 30, 2026, the short-term finance lease obligation of $5.2 million is included in accrued expenses and other payables and the long-term finance lease obligation of $7.9 million is included in other noncurrent liabilities in our unaudited condensed consolidated balance sheet.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes supplemental cash flow information related to our leases for the periods indicated:

	Six Months Ended September 30,
	2026	2025
	(in thousands)
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease obligations
Operating cash outflows from operating leases	$22,030	$20,391
Operating cash outflows from finance leases	$378	$142
Financing cash outflows from finance leases	$1,799	$430

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$10,556	$16,817
Finance leases	$7,600	$5,910

Lessor Accounting and Subleases

Our lessor arrangements include storage, railcar, office space and surface contracts. We also, from time to time, sublease certain of our storage capacity and railcars to third-parties. Fixed rental revenue is recognized on a straight-line basis over the lease term. During the three months ended September 30, 2026 and 2025, fixed rental revenue was $3.1 million and $3.3 million, respectively, which includes $1.0 million and $1.1 million of sublease revenue, respectively. During the six months ended September 30, 2026 and 2025, fixed rental revenue was $6.4 million and $6.3 million, including $2.1 million and $1.9 million of sublease revenue, respectively.

The following table summarizes future minimum lease payments to be received under various noncancelable operating lease agreements at September 30, 2026 (in thousands):

Year Ending March 31,
2027 (six months)	$5,982
2028	10,361
2029	4,590
2030	608
2031	616
2032	424
Thereafter	90
Total	$22,671

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

The following table summarizes changes in our allowance for expected credit losses for the period indicated:

	Accounts Receivable	Notes Receivable and Other
	(in thousands)
Allowance for expected credit losses at March 31, 2026	$1,738	$18
Change in provision for expected credit losses	89	(18)
Write-offs charged against the provision	(175)	—
Allowance for expected credit losses at September 30, 2026	$1,652	$—

Note 15—Discontinued Operations

As previously reported, we met the criteria for classifying the operations of our refined products business and biodiesel business as discontinued. The following table summarizes the results of operations from discontinued operations related to these businesses for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026 (1)	2025 (2)	2026 (1)	2025
	(in thousands)
Revenues	$—	$(12)	$—	$148,074
Cost of sales	—	(77)	—	146,520
Operating expenses	(35)	39	(70)	501
General and administrative expenses	—	(22)	—	(6)
Loss (gain) on disposal or impairment of assets, net	—	3	—	(38,370)
Operating income from discontinued operations	35	45	70	39,429
Interest expense	—	—	—	(5)
Other expense, net	—	(20)	—	(20)
Income from discontinued operations before taxes	35	25	70	39,404
Income tax expense	—	(16)	—	(16)
Income from discontinued operations, net of tax	$35	$9	$70	$39,388

(1)    Negative amounts for the three months and six months ended September 30, 2026 relate to the reversal of a previously recognized bad debt allowance.
(2)    Negative amounts for the three months ended September 30, 2025 relate to prior period adjustments.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) financial condition and results of operations as of and for the three months and six months ended September 30, 2026. The discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as Part II, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (“Annual Report”) filed with the Securities and Exchange Commission on May 28, 2026.

Recent Developments

Discontinued Operations

As previously reported, the operations of our refined products business and biodiesel business have been classified as discontinued operations (see Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report).

Water Disposal Agreement with Minimum Volume Commitment and Extension of Acreage Dedication

On May 7, 2026, we announced a further expansion of our Lea County Express Pipeline System to increase capacity by 165,000 barrels of water per day with a capability to transport approximately 560,000 barrels of water per day on the LEX II system. This expansion is underwritten by a newly executed long-term volume commitment contract that includes increased volume commitments, and an additional four township committed area in Eddy County, New Mexico. The LEX II expansion is expected to be in service by the end of calendar year 2026. Additionally, the LEX II system is expandable up to 650,000 barrels of water per day.

Subsequent Events

On October 13, 2026, we exercised $50.0 million of the accordion feature under our asset-based revolving credit facility (“ABL Facility”), raising commitments to $475.0 million.

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

The following table summarizes our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenues	$986,553	$674,677	$1,976,545	$1,296,833
Cost of sales	727,970	421,020	1,412,379	803,832
Operating expenses	87,619	74,089	166,504	144,857
General and administrative expenses	19,526	14,729	37,094	28,469
Depreciation and amortization	63,146	63,994	125,041	130,579
Loss (gain) on disposal or impairment of assets, net	64,367	6,594	66,283	(2,605)
Operating income	23,925	94,251	169,244	191,701
Equity in earnings of unconsolidated entities	—	—	—	201
Interest expense	(66,846)	(64,708)	(133,914)	(130,253)
Gain on early extinguishment of liabilities, net	—	—	—	1,492
Other income (expense), net	492	208	1,988	(3,307)
(Loss) income from continuing operations before income taxes	(42,429)	29,751	37,318	59,834
Income tax (expense) benefit	(187)	61	112	243
(Loss) income from continuing operations	(42,616)	29,812	37,430	60,077
Income from discontinued operations, net of tax	35	9	70	39,388
Net (loss) income	(42,581)	29,821	37,500	99,465
Less: Net income from continuing operations attributable to nonredeemable noncontrolling interests	(1,705)	(490)	(3,082)	(1,195)
Less: Net loss (income) from continuing operations attributable to redeemable noncontrolling interests	35	(47)	63	(64)
Net (loss) income attributable to NGL Energy Partners LP	$(44,251)	$29,284	$34,481	$98,206
Adjusted EBITDA - Continuing Operations (1)	$192,358	$167,333	$378,576	$311,305

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.

Changes in commodity prices and sales volumes affect both revenues and cost of sales in our unaudited condensed consolidated statements of operations and, therefore, the impact is largely offset between these line items.

Operating income decreased $70.3 million for the three months ended September 30, 2026, compared with the same period in 2025, primarily as a result of the following:

•Water Solutions – an increase of $2.3 million due primarily to higher water disposal revenues from an increase in produced water volumes processed, higher revenues from recovered crude oil and higher pipeline revenues, partially offset by derivative losses and higher operating expenses;
•Crude Oil Logistics – a decrease of $64.8 million due primarily to an impairment of certain assets, increased losses on derivatives and increased compensation expense;
•Liquids Logistics – a decrease of $2.9 million due primarily to increased losses on derivatives, partially offset by higher butane product margins, excluding derivatives, and higher service revenue; and
•Corporate and Other – an increase in operating losses of $5.0 million due primarily to equity-based compensation expense.

In addition to the items discussed above, other income was lower primarily due to higher interest expense (as discussed below).

Operating income decreased $22.5 million for the six months ended September 30, 2026, compared with the same period in 2025, primarily as a result of the following:

•Water Solutions – an increase of $56.0 million due primarily to higher water disposal revenues from an increase in produced water volumes processed, higher revenues from recovered crude oil and higher pipeline revenues, partially offset by derivative losses and higher operating expenses;
•Crude Oil Logistics – a decrease of $59.6 million due primarily to an impairment of certain assets, lower product margins, including derivatives, and increased compensation expense, partially offset by lower losses on the sale of assets;
•Liquids Logistics – a decrease of $10.3 million due primarily to higher derivative losses in the current year and lower gains on the sale of assets, partially offset by higher product margins, excluding derivatives, and higher service revenue; and
•Corporate and Other – an increase in operating losses of $8.5 million due primarily to equity-based compensation expense.

In addition to the items discussed above, other income was higher primarily due to realized gains on marketable securities, partially offset by higher interest expense (as discussed below).

Segment Operating Results for the Three Months Ended September 30, 2026 and 2025

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees (1)	$187,067	$167,127	$19,940
Sale of recovered crude oil	47,386	28,066	19,320
Sale of water (2)	1,581	1,362	219
Other revenues (1)(2)	18,386	13,188	5,198
Total revenues	254,420	209,743	44,677
Expenses:
Cost of sales-excluding impact of derivatives	2,933	1,083	1,850
Cost of sales-derivative loss (gain)-unrealized	21,613	(1,760)	23,373
Cost of sales-derivative loss-realized	8,738	—	8,738
Operating expenses	64,934	55,677	9,257
General and administrative expenses	1,239	1,079	160
Depreciation and amortization expense	54,055	55,550	(1,495)
Loss on disposal or impairment of assets, net	6,225	5,760	465
Total expenses	159,737	117,389	42,348
Segment operating income	$94,683	$92,354	$2,329
Adjusted EBITDA - Continuing Operations (3)	$178,269	$151,902	$26,367

Produced water processed (barrels per day)
Delaware Basin	3,112,866	2,442,972	669,894
Eagle Ford Basin	177,471	185,608	(8,137)
DJ Basin	156,352	174,824	(18,472)
Total	3,446,689	2,803,404	643,285
Recycled water (barrels per day)	116,215	141,270	(25,055)
Total (barrels per day)	3,562,904	2,944,674	618,230
Skim oil sold (barrels per day)	6,356	5,002	1,354
Service fees for produced water processed ($/barrel) (4)(5)	$0.59	$0.65	$(0.06)
Recovered crude oil for produced water processed ($/barrel) (4)	$0.15	$0.11	$0.04
Operating expenses for produced water processed ($/barrel) (4)	$0.20	$0.22	$(0.02)

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
(2)    Brackish non-potable water, which was previously included in Other revenues, was reclassified and is now included in Sale of water.
(3)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.
(4)    Total produced water barrels processed during the three months ended September 30, 2026 and 2025 were 317,095,315 and 257,913,208, respectively. These amounts do not include 1,123,132 barrels and 23,670,072 barrels for the three months ended September 30, 2026 and 2025, respectively, related to payments made by certain producers for committed volumes not delivered. In addition, water pipeline revenue, which is included in Other revenues, includes payments from a producer for 3,225,976 and 8,160,115 committed barrels not delivered during the three months ended September 30, 2026 and 2025, respectively.
(5)    Excluding payments made by certain producers for committed volumes not delivered, service fees for produced water processed ($/barrel) would have been $0.59/barrel and $0.61/barrel during the three months ended September 30, 2026 and 2025, respectively.

Water Disposal Service Fee Revenues. The increase was due primarily to an increase in produced water volumes processed from contracted customers.

Recovered Crude Oil Revenues. The increase was due primarily to higher realized crude oil prices received from the sale of skim oil barrels and an increase in skim oil barrels sold due to more skim oil recovered from receiving more produced water.

Sale of Water Revenues. Revenue from sales of water primarily includes the sale of produced water and recycled water for use in our customers’ completion activities. The increase was due primarily to higher pricing for recycled water, partially offset by lower recycled water volumes related to timing of water to be used in completions.

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

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to amortization of an intangible asset and higher costs incurred that will be reimbursed by producers for generator and fuel costs at various booster stations.

Operating and General and Administrative Expenses. The increase was due primarily to higher royalty expense from increased volumes related to certain saltwater disposal wells, higher utilities expense due to increased produced water volumes processed and newly constructed assets placed in-service in advance of permanent grid power infrastructure availability and higher severance taxes due to the increase in revenue from recovered crude oil.

Depreciation and Amortization Expense. The decrease was due primarily to certain long-term assets being fully amortized, impaired or sold during the fiscal year ended March 31, 2026 and six months ended September 30, 2026, partially offset by depreciation of newly developed facilities and infrastructure.

Loss on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2026, we recorded:

•a net loss of $6.1 million primarily related to writing down the net book value of certain saltwater disposal wells and capital projects due to abandonment and the retirement of certain other assets; and
•a net loss of $0.1 million primarily related to the sale of certain assets.

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

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$405,857	$211,824	$194,033
Crude oil transportation and other sales	7,993	8,207	(214)
Total revenues	413,850	220,031	193,819
Expenses:
Cost of sales-excluding impact of derivatives	387,674	195,665	192,009
Cost of sales-derivative loss (gain)-unrealized	5,167	(313)	5,480
Cost of sales-derivative gain-realized	(752)	(71)	(681)
Operating expenses	13,305	9,745	3,560
General and administrative expenses	659	715	(56)
Depreciation and amortization expense	6,258	6,063	195
Loss on disposal or impairment of assets, net	58,142	3	58,139
Total expenses	470,453	211,807	258,646
Segment operating (loss) income	$(56,603)	$8,224	$(64,827)
Adjusted EBITDA - Continuing Operations (1)	$11,862	$16,553	$(4,691)

Crude oil sold (barrels) (2)	4,604	3,173	1,431
Crude oil transported on owned pipelines (barrels)	5,853	6,633	(780)
Crude oil storage capacity - owned and leased (barrels) (3)	5,232	5,232	—
Crude oil storage capacity leased to third-parties (barrels) (3)	1,650	1,650	—
Crude oil inventory (barrels) (3)	262	712	(450)
Crude oil sold ($/barrel)	$88.153	$66.758	$21.395
Cost per crude oil sold ($/barrel) (4)	$84.204	$61.666	$22.538
Crude oil product margin ($/barrel) (4)	$3.949	$5.092	$(1.143)

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.
(2)    Amount includes the impact of buy/sell transactions, where we purchase product from a counterparty at one location and sell the same volumes of product to the same counterparty at a different location. The revenues, cost of sales and volumes are netted for these transactions. Total volumes, including buy/sell transactions, were 10.3 million barrels for the three months ended September 30, 2026, compared to 11.9 million barrels for the three months ended September 30, 2025.
(3)    Information is presented as of September 30, 2026 and September 30, 2025, respectively.
(4)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in sales and cost of sales, excluding the impact of derivatives, were primarily due to higher commodity prices during the three months ended September 30, 2026, compared to the prior year period, partially offset by lower volumes due primarily to lower production on acreage dedicated to us in the DJ Basin.

During the three months ended September 30, 2026, the crude oil product margin per barrel decreased compared to the prior year period due to the expiration of a crude oil purchase agreement with a certain producer during the three months ended March 31, 2026. Crude oil product margin calculations do not include gains and losses from derivatives that may offset the movement in the physical margin.

Crude Oil Transportation and Other Sales. The decrease was primarily due to lower pipeline revenue resulting from the expiration of certain transportation services contracts on third-party pipelines and lower rental revenue due to the sale of our railcars.

During the three months ended September 30, 2026, physical volumes on the Grand Mesa Pipeline averaged approximately 64,000 barrels per day, compared to approximately 72,000 barrels per day during the three months ended

September 30, 2025. Lower contracted volumes were shipped on the Grand Mesa Pipeline due to lower production on acreage dedicated to us in the DJ Basin.

Operating and General and Administrative Expenses. The increase was primarily due to $4.7 million in severance payments as a result of the reorganization of the business segment. This was partially offset by lower salary and other compensation expenses due to the reduced headcount.

Depreciation and Amortization Expense. The increase during the three months ended September 30, 2026 was primarily due to depreciation of recently completed capital projects.

Loss on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2026, we recorded a net loss of $58.1 million primarily due to the impairment of certain long-lived assets (see Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report). During the three months ended September 30, 2025, we recorded a net loss of $0.5 million from the sale of linefill and other assets and a net gain of $0.5 million from the sale of railcars.

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated. As discussed above, the operating results of our refined products and biodiesel businesses have been classified as discontinued operations and prior periods have been retrospectively adjusted.

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands, except per gallon amounts)
Butane:
Sales	$154,454	$113,992	$40,462
Cost of sales-excluding impact of derivatives	140,307	104,821	35,486
Cost of sales-derivative loss-unrealized	8,652	1,450	7,202
Cost of sales-derivative loss (gain)-realized	2,661	(431)	3,092
Product margin	2,834	8,152	(5,318)

Propane:
Sales	37,933	31,706	6,227
Cost of sales-excluding impact of derivatives	35,808	29,882	5,926
Cost of sales-derivative loss-unrealized	1,733	265	1,468
Cost of sales-derivative loss (gain)-realized	900	(256)	1,156
Product (loss) margin	(508)	1,815	(2,323)

Other products:
Sales	118,294	97,304	20,990
Cost of sales-excluding impact of derivatives	114,262	90,320	23,942
Cost of sales-derivative (gain) loss-unrealized	(1,529)	39	(1,568)
Cost of sales-derivative gain-realized	(612)	(72)	(540)
Product margin	6,173	7,017	(844)

Service:
Sales	7,422	1,650	5,772
Cost of sales	415	398	17
Product margin	7,007	1,252	5,755

Expenses:
Operating expenses	9,380	8,667	713
General and administrative expenses	825	851	(26)
Depreciation and amortization expense	1,816	1,540	276
Loss on disposal or impairment of assets, net	—	832	(832)
Total expenses	12,021	11,890	131
Segment operating income	$3,485	$6,346	$(2,861)
Adjusted EBITDA - Continuing Operations (1)	$14,211	$10,521	$3,690

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands, except per gallon amounts)
Natural gas liquids storage capacity - owned and leased (gallons) (2)	48,941	49,571	(630)

Butane sold (gallons)	122,172	111,442	10,730
Butane sold ($/gallon)	$1.264	$1.023	$0.241
Cost per butane sold ($/gallon) (3)	$1.148	$0.941	$0.207
Butane product margin ($/gallon) (3)	$0.116	$0.082	$0.034
Butane inventory (gallons) (2)	38,821	54,976	(16,155)

Propane sold (gallons)	42,705	37,305	5,400
Propane sold ($/gallon)	$0.888	$0.850	$0.038
Cost per propane sold ($/gallon) (3)	$0.838	$0.801	$0.037
Propane product margin ($/gallon) (3)	$0.050	$0.049	$0.001
Propane inventory (gallons) (2)	14,403	18,071	(3,668)

Other products sold (gallons)	66,881	74,158	(7,277)
Other products sold ($/gallon)	$1.769	$1.312	$0.457
Cost per other products sold ($/gallon) (3)	$1.708	$1.218	$0.490
Other products product margin ($/gallon) (3)	$0.061	$0.094	$(0.033)
Other products inventory (gallons) (2)	7,812	4,849	2,963

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.
(2)    Information is presented as of September 30, 2026 and September 30, 2025, respectively.
(3)    Cost and product margin per gallon excludes the impact of derivatives.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in sales and cost of sales, excluding the impact of derivatives, during the three months ended September 30, 2026, compared to the prior year period, were primarily due to higher butane prices and volumes.

Butane product margins, excluding the impact of derivatives, increased during the three months ended September 30, 2026, compared to the prior year period, primarily due to a strong gasoline blending market and increased export demands. These increases were partially offset by increased rail fuel surcharges due to rising diesel fuel prices.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in sales and cost of sales, excluding the impact of derivatives, were due primarily to increased propane prices and increased volumes compared to the prior year period.

Propane product margins, excluding the impact of derivatives, increased during the three months ended September 30, 2026, compared to the prior year period, primarily due to higher propane prices as well as optimizing our freight costs.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in sales and cost of sales, excluding the impact of derivatives, were primarily due to increased commodity prices during the three months ended September 30, 2026, compared to the prior year period, partially offset by lower volumes.

Other products sales product margins, excluding the impact of derivatives, decreased during the three months ended September 30, 2026, compared to the prior year period, primarily due to lower isobutane volumes due to refinery issues and lower asphalt volumes due to tighter supply.

Service Sales and Cost of Sales. Service sales consist primarily of storage, throughput, and transportation services income. Service sales increased during the three months ended September 30, 2026 compared to the prior year period primarily due to revenue generated under a new throughput contract at one of our terminals. Cost of sales remained consistent with the prior year period.

Operating and General and Administrative Expenses. The increase during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was due to higher incentive compensation expenses and higher utility expenses due to the new throughput contract.

Depreciation and Amortization Expense. The increase during the three months ended September 30, 2026 was primarily due to depreciation of recently completed capital projects.

Loss on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2025, we recorded a net loss of $0.8 million due to the sale of most of our wholesale propane business and 17 of our natural gas liquids terminals (“Wholesale Propane Disposition”) to a third party.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
Revenues:
Service revenues	$180	$251	$(71)
Expenses:
General and administrative expenses	16,803	12,084	4,719
Depreciation and amortization expense	1,017	841	176
Gain on disposal or impairment of assets, net	—	(1)	1
Total expenses	17,820	12,924	4,896
Operating loss	$(17,640)	$(12,673)	$(4,967)
Adjusted EBITDA - Continuing Operations (1)	$(11,984)	$(11,643)	$(341)

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.

Service Revenues. These revenues relate to billings to the noncontrolling interest holders for usage of the airplanes acquired in June and October 2024.

General and Administrative Expenses. The increase during the three months ended September 30, 2026 was due primarily to equity-based compensation expense related to awards granted under the 2025 Long-Term Incentive Plan (“2025 Plan”) (see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report) and a reduction in the allocation of insurance premiums to the other business segments.

Depreciation and Amortization Expense. The increase during the three months ended September 30, 2026 was due to reducing the estimated useful lives of certain assets.

Interest Expense

The following table summarizes the components of our consolidated interest expense for the periods indicated:

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
Senior secured notes	$45,102	$45,102	$—
2026 senior secured term loan “B” credit facility (“2026 Term Loan B”)	16,992	—	16,992
ABL Facility	4,383	2,013	2,370
2024 senior secured term loan “B” credit facility (“2024 Term Loan B”)	—	14,212	(14,212)
Other indebtedness	(975)	553	(1,528)
Total debt interest expense	65,502	61,880	3,622
Amortization of debt issuance costs	3,185	3,133	52
Unrealized gain on interest rate swaps	(1,898)	(86)	(1,812)
Realized loss (gain) on interest rate swaps	57	(219)	276
Total interest expense	$66,846	$64,708	$2,138

The debt interest expense increased $3.6 million during the three months ended September 30, 2026 primarily due to higher weighted average borrowings under the 2026 Term Loan B and the ABL Facility compared to the prior year period.

These increases were partially offset by higher capitalized interest during the period, which is included within other indebtedness.

Segment Operating Results for the Six Months Ended September 30, 2026 and 2025

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Six Months Ended September 30,
	2026	2025	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees (1)	$369,146	$329,202	$39,944
Sale of recovered crude oil	99,252	52,874	46,378
Sale of water (2)	3,299	2,781	518
Other revenues (1)(2)	37,079	26,166	10,913
Total revenues	508,776	411,023	97,753
Expenses:
Cost of sales-excluding impact of derivatives	6,474	2,740	3,734
Cost of sales-derivative loss (gain)-unrealized	2,577	(5,274)	7,851
Cost of sales-derivative loss-realized	20,341	—	20,341
Operating expenses	128,304	111,010	17,294
General and administrative expenses	2,414	2,324	90
Depreciation and amortization expense	107,372	113,626	(6,254)
Loss on disposal or impairment of assets, net	8,043	9,296	(1,253)
Total expenses	275,525	233,722	41,803
Segment operating income	$233,251	$177,301	$55,950
Adjusted EBITDA - Continuing Operations (3)	$358,125	$294,771	$63,354

Produced water processed (barrels per day)
Delaware Basin	3,038,034	2,427,382	610,652
Eagle Ford Basin	177,093	193,149	(16,056)
DJ Basin	166,103	167,064	(961)
Total	3,381,230	2,787,595	593,635
Recycled water (barrels per day)	130,935	190,289	(59,354)
Total (barrels per day)	3,512,165	2,977,884	534,281
Skim oil sold (barrels per day)	6,267	4,803	1,464
Service fees for produced water processed ($/barrel) (4)(5)	$0.60	$0.65	$(0.05)
Recovered crude oil for produced water processed ($/barrel) (4)	$0.16	$0.10	$0.06
Operating expenses for produced water processed ($/barrel) (4)	$0.21	$0.22	$(0.01)

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
(2)    Brackish non-potable water, which was previously included in Other revenues, was reclassified and is now included in Sale of water.
(3)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.
(4)    Total produced water barrels processed during the six months ended September 30, 2026 and 2025 were 618,765,297 and 510,130,061, respectively. These amounts do not include 7,580,390 barrels and 40,037,812 barrels for the six months ended September 30, 2026 and 2025, respectively, related to payments made by certain producers for committed volumes not delivered. In addition, water pipeline revenue, which is included in Other Revenues, includes payments from a producer for 6,823,171 and 17,606,145 committed barrels not delivered during the six months ended September 30, 2026 and 2025, respectively.

(5)    Excluding payments made by certain producers for committed volumes not delivered, service fees for produced water processed ($/barrel) would have been $0.59/barrel and $0.62/barrel during the six months ended September 30, 2026 and 2025, respectively.

Water Disposal Service Fee Revenues. The increase was due primarily to an increase in produced water volumes processed from contracted customers.

Recovered Crude Oil Revenues. The increase was due primarily to higher realized crude oil prices received from the sale of skim oil barrels and an increase in skim oil barrels sold due to more skim oil recovered from receiving more produced water.

Sale of Water Revenues. The increase was due primarily to higher pricing for recycled water, partially offset by lower recycled water volumes related to timing of water to be used in completions.

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

Operating and General and Administrative Expenses. The increase was due primarily to higher royalty expense from increased volumes related to certain saltwater disposal wells, higher utilities expense due to increased produced water volumes processed and newly constructed assets placed in-service in advance of permanent grid power infrastructure availability and higher severance taxes due to the increase in revenue from recovered crude oil.

Depreciation and Amortization Expense. The decrease was due primarily to certain long-term assets being fully amortized, impaired or sold during the fiscal year ended March 31, 2026 and six months ended September 30, 2026, partially offset by depreciation of newly developed facilities and infrastructure.

Loss on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2026, we recorded:

•a net loss of $8.0 million primarily related to writing down the net book value of certain saltwater disposal wells and capital projects due to abandonment and the retirement of certain other assets; and
•a net loss of less than $0.1 million primarily related to the sale of certain assets.

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

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Six Months Ended September 30,
	2026	2025	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$836,571	$370,352	$466,219
Crude oil transportation and other sales	16,739	17,310	(571)
Total revenues	853,310	387,662	465,648
Expenses:
Cost of sales-excluding impact of derivatives	811,928	344,075	467,853
Cost of sales-derivative gain-unrealized	(7,438)	(1,444)	(5,994)
Cost of sales-derivative loss (gain)-realized	5,075	(232)	5,307
Operating expenses	22,450	18,953	3,497
General and administrative expenses	1,323	1,362	(39)
Depreciation and amortization expense	12,458	12,128	330
Loss on disposal or impairment of assets, net	58,259	3,924	54,335
Total expenses	904,055	378,766	525,289
Segment operating (loss) income	$(50,745)	$8,896	$(59,641)
Adjusted EBITDA - Continuing Operations (1)	$20,503	$26,136	$(5,633)

Crude oil sold (barrels) (2)	8,963	5,597	3,366
Crude oil transported on owned pipelines (barrels)	12,558	11,623	935
Crude oil storage capacity - owned and leased (barrels) (3)	5,232	5,232	—
Crude oil storage capacity leased to third-parties (barrels) (3)	1,650	1,650	—
Crude oil inventory (barrels) (3)	262	712	(450)
Crude oil sold ($/barrel)	$93.336	$66.170	$27.166
Cost per crude oil sold ($/barrel) (4)	$90.587	$61.475	$29.112
Crude oil product margin ($/barrel) (4)	$2.749	$4.695	$(1.946)

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.
(2)    Amount includes the impact of buy/sell transactions, where we purchase product from a counterparty at one location and sell the same volumes of product to the same counterparty at a different location. The revenues, cost of sales and volumes are netted for these transactions. Total volumes, including buy/sell transactions, were 21.0 million barrels for the six months ended September 30, 2026, compared to 22.1 million barrels for the six months ended September 30, 2025.
(3)    Information is presented as of September 30, 2026 and September 30, 2025, respectively.
(4)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in sales and cost of sales, excluding the impact of derivatives, were primarily due to higher commodity prices during the six months ended September 30, 2026, compared to the prior year period and higher production on acreage dedicated to us in the DJ Basin.

During the six months ended September 30, 2026, the crude oil product margin and margin per barrel decreased due to the expiration of a crude oil purchase agreement with a certain producer during the three months ended March 31, 2026. Crude oil product margin calculations do not include gains and losses from derivatives that may offset the movement in the physical margin.

Crude Oil Transportation and Other Sales. The decrease was primarily due to lower pipeline revenue resulting from the expiration of certain transportation services contracts on third-party pipelines and lower rental revenue due to the sale of our railcars.

During the six months ended September 30, 2026, physical volumes on the Grand Mesa Pipeline averaged approximately 69,000 barrels per day, compared to approximately 64,000 barrels per day during the six months ended

September 30, 2025. Higher contracted volumes were shipped on the Grand Mesa Pipeline due to higher production on acreage dedicated to us in the DJ Basin.

Operating and General and Administrative Expenses. The increase was primarily due to $4.7 million in severance payments as a result of the reorganization of the business segment. This was partially offset by lower salary and other compensation expenses due to the reduced headcount.

Depreciation and Amortization Expense. The increase during the six months ended September 30, 2026 was primarily due to depreciation of recently completed capital projects.

Loss on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2026, we recorded a net loss of $58.3 million primarily due to the impairment of certain long-lived assets (see Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report). During the six months ended September 30, 2025, we recorded a net loss from the sale of linefill held on third-party pipelines of $5.9 million, which includes a loss from derivatives of $1.8 million from hedging transactions relating to the sale of linefill barrels. We also recorded a loss of $0.3 million related to the retirement of certain assets. In addition, we recorded a net gain of $2.2 million from the sale of railcars during the six months ended September 30, 2025.

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated. As previously reported, the operating results of our refined products and biodiesel businesses have been classified as discontinued operations and prior periods have been retrospectively adjusted.

	Six Months Ended September 30,
	2026	2025	Change
	(in thousands, except per gallon amounts)
Butane:
Sales	$298,885	$213,737	$85,148
Cost of sales-excluding impact of derivatives	275,887	199,131	76,756
Cost of sales-derivative gain-unrealized	(34)	(36)	2
Cost of sales-derivative loss (gain)-realized	5,210	(1,332)	6,542
Product margin	17,822	15,974	1,848

Propane:
Sales	77,677	93,399	(15,722)
Cost of sales-excluding impact of derivatives	73,860	91,250	(17,390)
Cost of sales-derivative loss (gain)-unrealized	1,349	(1,104)	2,453
Cost of sales-derivative loss (gain)-realized	105	(1,074)	1,179
Product margin	2,363	4,327	(1,964)

Other products:
Sales	224,121	187,534	36,587
Cost of sales-excluding impact of derivatives	216,958	176,471	40,487
Cost of sales-derivative (gain) loss-unrealized	(178)	16	(194)
Cost of sales-derivative gain-realized	(391)	(84)	(307)
Product margin	7,732	11,131	(3,399)

Service:
Sales	13,436	3,067	10,369
Cost of sales	656	733	(77)
Product margin	12,780	2,334	10,446

Expenses:
Operating expenses	15,750	14,894	856
General and administrative expenses	1,637	1,510	127
Depreciation and amortization expense	3,526	3,107	419
Gain on disposal or impairment of assets, net	(11)	(15,823)	15,812
Total expenses	20,902	3,688	17,214
Segment operating income	$19,795	$30,078	$(10,283)
Adjusted EBITDA - Continuing Operations (1)	$24,496	$13,392	$11,104

	Six Months Ended September 30,
	2026	2025	Change
	(in thousands, except per gallon amounts)
Natural gas liquids storage capacity - owned and leased (gallons) (2)	48,941	49,571	(630)

Butane sold (gallons)	242,018	208,380	33,638
Butane sold ($/gallon)	$1.235	$1.026	$0.209
Cost per butane sold ($/gallon) (3)	$1.140	$0.956	$0.184
Butane product margin ($/gallon) (3)	$0.095	$0.070	$0.025
Butane inventory (gallons) (2)	38,821	54,976	(16,155)

Propane sold (gallons)	83,787	104,080	(20,293)
Propane sold ($/gallon)	$0.927	$0.897	$0.030
Cost per propane sold ($/gallon) (3)	$0.882	$0.877	$0.005
Propane product margin ($/gallon) (3)	$0.046	$0.020	$0.026
Propane inventory (gallons) (2)	14,403	18,071	(3,668)

Other products sold (gallons)	128,056	145,774	(17,718)
Other products sold ($/gallon)	$1.750	$1.286	$0.464
Cost per other products sold ($/gallon) (3)	$1.694	$1.211	$0.483
Other products product margin ($/gallon) (3)	$0.056	$0.075	$(0.019)
Other products inventory (gallons) (2)	7,812	4,849	2,963

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.
(2)    Information is presented as of September 30, 2026 and September 30, 2025, respectively.
(3)    Cost and product margin per gallon excludes the impact of derivatives.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in sales and cost of sales, excluding the impact of derivatives, during the six months ended September 30, 2026, compared to the prior year period, were primarily due to higher butane prices and volumes.

Butane product margins, excluding the impact of derivatives, increased during the six months ended September 30, 2026, compared to the prior year period, primarily due to a strong gasoline blending market and increased export demands. These increases were partially offset by increased rail fuel surcharges due to rising diesel fuel prices.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in sales and cost of sales, excluding the impact of derivatives, were primarily due to the Wholesale Propane Disposition.

Propane product margins, excluding the impact of derivatives, increased during the six months ended September 30, 2026 primarily due to higher propane prices as well as optimizing our freight costs.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in sales and cost of sales, excluding the impact of derivatives, were primarily due to increased commodity prices during the six months ended September 30, 2026, compared to the prior year period, partially offset by lower volumes.

Other products sales product margins, excluding the impact of derivatives, decreased during the six months ended September 30, 2026, compared to the prior year period, primarily due to lower isobutane volumes due to refinery issues and lower asphalt volumes due to tighter supply.

Service Sales and Cost of Sales. Service sales consist primarily of storage, throughput, and transportation services income. Service sales increased during the six months ended September 30, 2026 compared to the prior year period primarily due to revenue generated under a new throughput contract at one of our terminals. Cost of sales remained consistent with the prior year period.

Operating and General and Administrative Expenses. The increase during the six months ended September 30, 2026 compared to the six months ended September 30, 2025 was due to adjustments to ad valorem taxes in the prior year period related to the Wholesale Propane Disposition, higher utility expenses due to the new throughput contract, increased incentive compensation expense and increased foreign currency losses.

Depreciation and Amortization Expense. The increase during the six months ended September 30, 2026 was primarily due to depreciation of recently completed capital projects.

Gain on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2026, we recorded a net gain of less than $0.1 million due to the sale of certain assets. During the six months ended September 30, 2025, we recorded a net gain of $17.3 million due to the Wholesale Propane Disposition. We also recorded a net loss of $1.6 million related to the impairment of certain right-of-use assets.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Six Months Ended September 30,
	2026	2025	Change
	(in thousands)
Revenues:
Service revenues	$340	$415	$(75)
Expenses:
General and administrative expenses	31,720	23,273	8,447
Depreciation and amortization expense	1,685	1,718	(33)
Gain on disposal or impairment of assets, net	(8)	(2)	(6)
Total expenses	33,397	24,989	8,408
Operating loss	$(33,057)	$(24,574)	$(8,483)
Adjusted EBITDA - Continuing Operations (1)	$(24,548)	$(22,994)	$(1,554)

(1)    See Adjusted EBITDA definition and reconciliation in “Non-GAAP Financial Measures” section below.

Service Revenues. These revenues relate to billings to the noncontrolling interest holders for usage of the airplanes acquired in June and October 2024.

General and Administrative Expenses. The increase during the six months ended September 30, 2026 was due primarily to equity-based compensation expense related to awards granted under the 2025 Plan (see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report) and a reduction in the allocation of insurance premiums to other business segments.

Depreciation and Amortization Expense. Depreciation expense during the six months ended September 30, 2026 was comparable to the prior year period.

Interest Expense

The following table summarizes the components of our consolidated interest expense for the periods indicated:

	Six Months Ended September 30,
	2026	2025	Change
	(in thousands)
Senior secured notes	$90,204	$90,363	$(159)
2024 Term Loan B	—	28,356	(28,356)
2026 Term Loan B	34,145	—	34,145
ABL Facility	7,536	3,899	3,637
Other indebtedness	(960)	1,063	(2,023)
Total debt interest expense	130,925	123,681	7,244
Amortization of debt issuance costs	6,346	6,253	93
Unrealized (gain) loss on interest rate swaps	(3,518)	782	(4,300)
Realized loss (gain) on interest rate swaps	161	(463)	624
Total interest expense	$133,914	$130,253	$3,661

The debt interest expense increased $7.2 million during the six months ended September 30, 2026 primarily due to higher weighted average borrowings under the 2026 Term Loan B and the ABL Facility compared to the prior year period. These increases were partially offset by higher capitalized interest during the period, which is included within other indebtedness.

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

We define EBITDA as net income (loss) attributable to NGL Energy Partners LP, plus interest expense, income tax expense (benefit), and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA excluding net unrealized gains and losses on derivatives, lower of cost or net realizable value adjustments, gains and losses on disposal or impairment of assets, gains and losses on early extinguishment of liabilities, equity-based compensation expense, revaluation of liabilities and other. Also excluded are temporary power costs, which are the incremental costs of power generation for newly constructed assets placed in-service in advance of permanent grid power infrastructure availability. In addition, severance costs are excluded as they are not considered part of the normal operations and excluding these costs enhances comparability across periods and provides a better assessment of underlying operating performance. EBITDA and Adjusted EBITDA should not be considered as alternatives to net (loss) income, (loss) income from continuing operations before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with GAAP, as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information to investors for evaluating our ability to make quarterly distributions to our unitholders and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information to investors for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Further, EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA, Adjusted EBITDA, or similarly titled measures used by other entities.

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

The following table reconciles net (loss) income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net (loss) income	$(42,581)	$29,821	$37,500	$99,465
Less: Net income from continuing operations attributable to nonredeemable noncontrolling interests	(1,705)	(490)	(3,082)	(1,195)
Less: Net loss (income) from continuing operations attributable to redeemable noncontrolling interests	35	(47)	63	(64)
Net (loss) income attributable to NGL Energy Partners LP	(44,251)	29,284	34,481	98,206
Interest expense	66,826	64,687	133,875	130,212
Income tax expense (benefit)	187	(45)	(112)	(227)
Depreciation and amortization	64,192	63,222	127,117	129,048
EBITDA	86,954	157,148	295,361	357,239
Net unrealized losses (gains) on derivatives	35,636	(317)	(3,724)	(7,857)
Lower of cost or net realizable value adjustments (1)	(5,829)	2,519	459	(425)
Loss (gain) on disposal or impairment of assets, net (2)	64,361	6,595	66,268	(40,984)
Gain on early extinguishment of liabilities, net	—	—	—	(1,492)
Equity-based compensation expense	4,177	—	6,168	—
Other (3)	7,094	1,436	14,114	5,867
Adjusted EBITDA	$192,393	$167,381	$378,646	$312,348
Adjusted EBITDA - Discontinued Operations (4)	$35	$48	$70	$1,043
Adjusted EBITDA - Continuing Operations	$192,358	$167,333	$378,576	$311,305

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
(3)    Amounts represent accretion expense for asset retirement obligations, expenses incurred related to legal and advisory costs associated with acquisitions and dispositions, unrealized gains and losses on investments and marketable securities and a loss from a legal dispute. For the three months and six months ended September 30, 2026, the amounts include temporary power costs and severance costs. In addition, the amount for the six months ended September 30, 2026 includes approximately $2.6 million of realized losses from derivatives associated with crude oil barrels reclassified as linefill as of March 31, 2026.
(4)    Amounts include our refined products and biodiesel businesses.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts in our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Depreciation and amortization per EBITDA table	$64,192	$63,222	$127,117	$129,048
Intangible asset amortization recorded to cost of sales-service	(1,602)	—	(3,204)	—
Depreciation and amortization attributable to noncontrolling interests	556	772	1,128	1,555
Depreciation and amortization attributable to unconsolidated entities	—	—	—	(24)
Depreciation and amortization per unaudited condensed consolidated statements of operations	$63,146	$63,994	$125,041	$130,579

	Six Months Ended September 30,
	2026	2025
	(in thousands)
Depreciation and amortization per EBITDA table	$127,117	$129,048
Amortization of debt issuance costs recorded to interest expense	6,346	6,253
Amortization of royalty expense recorded to operating expense	123	123
Depreciation and amortization attributable to noncontrolling interests	1,128	1,555
Depreciation and amortization attributable to unconsolidated entities	—	(24)
Depreciation and amortization per unaudited condensed consolidated statements of cash flows	$134,714	$136,955

The following table summarizes additional amounts attributable to discontinued operations in the EBITDA and Adjusted EBITDA table above for the periods indicated:

	Three Months Ended September 30, 2025	Six Months Ended September 30, 2025
	(in thousands)
Income tax expense	$16	$16
Net unrealized gains on derivatives	$—	$(15)
Loss (gain) on disposal or impairment of assets, net	$3	$(38,370)

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated:

	Three Months Ended September 30, 2026
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Continuing Operations	Discontinued Operations	Consolidated
	(in thousands)
Operating income (loss)	$94,683	$(56,603)	$3,485	$(17,640)	$23,925	$—	$23,925
Depreciation and amortization	54,055	6,258	1,816	1,017	63,146	—	63,146
Amortization in cost of sales - service	1,602	—	—	—	1,602	—	1,602
Net unrealized losses on derivatives	21,613	5,167	8,856	—	35,636	—	35,636
Lower of cost or net realizable value adjustments	—	(5,827)	(2)	—	(5,829)	—	(5,829)
Loss on disposal or impairment of assets, net	6,225	58,142	—	—	64,367	—	64,367
Equity-based compensation expense	—	—	—	4,177	4,177	—	4,177
Other (expense) income, net	(66)	421	12	125	492	—	492
Adjusted EBITDA attributable to noncontrolling interests	(2,249)	—	—	(19)	(2,268)	—	(2,268)
Other	2,406	4,304	44	356	7,110	—	7,110
Discontinued operations	—	—	—	—	—	35	35
Adjusted EBITDA	$178,269	$11,862	$14,211	$(11,984)	$192,358	$35	$192,393

	Three Months Ended September 30, 2025
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Continuing Operations	Discontinued Operations	Consolidated
	(in thousands)
Operating income (loss)	$92,354	$8,224	$6,346	$(12,673)	$94,251	$—	$94,251
Depreciation and amortization	55,550	6,063	1,540	841	63,994	—	63,994
Net unrealized (gains) losses on derivatives	(1,760)	(312)	1,755	—	(317)	—	(317)
Lower of cost or net realizable value adjustments	—	2,519	—	—	2,519	—	2,519
Loss (gain) on disposal or impairment of assets, net	5,760	3	832	(1)	6,594	—	6,594
Other income (expense), net	33	—	(18)	193	208	—	208
Adjusted EBITDA attributable to noncontrolling interests	(1,259)	—	—	(98)	(1,357)	—	(1,357)
Other	1,224	56	66	95	1,441	—	1,441
Discontinued operations	—	—	—	—	—	48	48
Adjusted EBITDA	$151,902	$16,553	$10,521	$(11,643)	$167,333	$48	$167,381

	Six Months Ended September 30, 2026
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Continuing Operations	Discontinued Operations	Consolidated
	(in thousands)
Operating income (loss)	$233,251	$(50,745)	$19,795	$(33,057)	$169,244	$—	$169,244
Depreciation and amortization	107,372	12,458	3,526	1,685	125,041	—	125,041
Amortization in cost of sales - service	3,204	—	—	—	3,204	—	3,204
Net unrealized losses (gains) on derivatives	2,577	(7,438)	1,137	—	(3,724)	—	(3,724)
Lower of cost or net realizable value adjustments	—	514	(55)	—	459	—	459
Loss (gain) on disposal or impairment of assets, net	8,043	58,259	(11)	(8)	66,283	—	66,283
Equity-based compensation expense	—	—	—	6,168	6,168	—	6,168
Other income, net	1,354	33	353	248	1,988	—	1,988
Adjusted EBITDA attributable to noncontrolling interests	(4,195)	—	—	(40)	(4,235)	—	(4,235)
Other	6,519	7,422	(249)	456	14,148	—	14,148
Discontinued operations	—	—	—	—	—	70	70
Adjusted EBITDA	$358,125	$20,503	$24,496	$(24,548)	$378,576	$70	$378,646

	Six Months Ended September 30, 2025
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Continuing Operations	Discontinued Operations	Consolidated
	(in thousands)
Operating income (loss)	$177,301	$8,896	$30,078	$(24,574)	$191,701	$—	$191,701
Depreciation and amortization	113,626	12,128	3,107	1,718	130,579	—	130,579
Net unrealized gains on derivatives	(5,274)	(1,444)	(1,124)	—	(7,842)	—	(7,842)
Lower of cost or net realizable value adjustments	—	2,519	(2,944)	—	(425)	—	(425)
Loss (gain) on disposal or impairment of assets, net	9,296	3,924	(15,823)	(2)	(2,605)	—	(2,605)
Other (expense) income, net	(100)	1	(346)	(2,862)	(3,307)	—	(3,307)
Adjusted EBITDA attributable to unconsolidated entities	221	—	4	—	225	—	225
Adjusted EBITDA attributable to noncontrolling interests	(2,744)	—	—	(166)	(2,910)	—	(2,910)
Other	2,445	112	440	2,892	5,889	—	5,889
Discontinued operations	—	—	—	—	—	1,043	1,043
Adjusted EBITDA	$294,771	$26,136	$13,392	$(22,994)	$311,305	$1,043	$312,348

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

Total commitments under the ABL Facility are $425.0 million, subject to a borrowing base, and includes a sub-limit for letters of credit of $100.0 million. At September 30, 2026, $249.0 million was outstanding under the ABL Facility, letters of credit outstanding were $53.9 million and we had a borrowing base of $502.8 million. The ABL Facility is scheduled to mature at the earliest of (a) February 2, 2029 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, subject to certain exceptions.

On October 13, 2026, we exercised $50.0 million of the accordion feature of our ABL Facility, raising commitments to $475.0 million.

For additional information related to the ABL Facility, see Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

As of September 30, 2026, our current assets exceeded our current liabilities by approximately $99.8 million.

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

2026 Term Loan B

On March 12, 2026, we entered into a new seven-year $950.0 million 2026 Term Loan B. The 2026 Term Loan B matures on March 11, 2033 and will amortize in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount beginning with the fiscal quarter ended June 30, 2026, with the balance payable on maturity. The amount outstanding at September 30, 2026 is $945.3 million.

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

	Capital Expenditures
	Expansion	Maintenance
	(in thousands)
Three Months Ended September 30,
2026	$114,640	$17,767
2025	$39,570	$11,523

Six Months Ended September 30,
2026	$211,287	$33,218
2025	$49,523	$22,622

There were no acquisitions or other investments during the three months or six months ended September 30, 2026 or 2025.

Capital expenditures for the fiscal year ending March 31, 2027 are expected to be a range of approximately $250-$270 million for growth and $45 million for maintenance.

Distributions Declared

On September 17, 2026, the board of directors of our GP declared a cash distribution for the quarter ended September 30, 2026 to the holders of the Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”), the Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) and the Class D Preferred Units (“Class D Preferred Units”). The total distribution of $18.9 million was made on October 15, 2026 to the holders of record at the close of trading on October 1, 2026.

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

Sources (Uses) of Cash

The following table summarizes the sources (uses) of cash and cash equivalents for the periods indicated related to continuing operations (see the footnotes to our unaudited condensed consolidated financial statements included in this Quarterly Report for the footnotes referenced in the table):

	Cash Flow	Six Months Ended September 30,
	Category	2026	2025
		(in thousands)
Sources of cash and cash equivalents:
Net cash provided by operating activities-continuing operations	Operating	$171,548	$58,160
Net proceeds from borrowings under ABL Facility (see Note 6)	Financing	114,000	—
Proceeds from sales of assets	Investing	12,882	72,529
Proceeds from divestitures of businesses and investments, net	Investing	—	88,639
Net settlements of derivatives (see Note 9)	Investing	—	3,847

Uses of cash and cash equivalents:
Capital expenditures (see Note 10)	Investing	(226,713)	(53,066)
Distributions to preferred unitholders (see Note 8)	Financing	(37,559)	(57,689)
Net settlements of derivatives (see Note 9)	Investing	(18,587)	—
Payments on 2024 Term Loan B and 2026 Term Loan B (see Note 6)	Financing	(4,750)	(3,500)
Class D preferred unit repurchases	Financing	—	(100,010)
Net payments on borrowings under ABL Facility (see Note 6)	Financing	—	(38,000)
Common unit repurchases and cancellations	Financing	—	(29,068)
Repayment and repurchase of senior notes	Financing	—	(17,274)

Other sources / (uses) – net	Investing and Financing	(11,834)	(4,760)
Net decrease in cash and cash equivalents-continuing operations		$(1,013)	$(80,192)

Operating Activities-Continuing Operations. The increase in net cash provided by operating activities during the six months ended September 30, 2026 was due primarily to higher earnings from operations (excluding non-cash items) as well as fluctuations in working capital, particularly accounts receivable and accounts payable, due to higher commodity prices and the timing of invoices and payments on construction projects as well as fluctuations in inventory due to building our natural gas liquids inventories in anticipation of the butane blending and heating seasons.

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

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the prime rate or a secured overnight financing rate (“SOFR”) plus an applicable margin. At September 30, 2026, $249.0 million was outstanding under the ABL Facility at a weighted average interest rate of 6.46%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $0.3 million, based on borrowings outstanding at September 30, 2026.

The 2026 Term Loan B is variable-rate debt with interest rates that are generally indexed to the SOFR plus an applicable margin. At September 30, 2026, $945.3 million was outstanding under the 2026 Term Loan B with an interest rate of SOFR of 3.89% plus a margin of 3.00%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $1.2 million, based on borrowings outstanding at September 30, 2026.

Interest Rate Swaps

In March and April 2024, we entered into two $200.0 million interest rate swaps to reduce the variability of cash outflows associated with our floating-rate, SOFR-based instruments. One of the interest rate swaps expired in April 2026. An increase of 10% in the value of the underlying interest rate swap would result in a net change in the fair value of our interest rate swap of $0.2 million at September 30, 2026.

Preferred Unit Distributions

The current distribution rate for the Class B Preferred Units is the three-month CME Term SOFR interest rate plus a tenor spread adjustment of 0.26161% plus a spread of 7.213% (see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). A change in interest rates of 0.125% would result in an increase or decrease of our quarterly Class B Preferred Unit distribution of $0.1 million, based on the Class B Preferred Units outstanding at September 30, 2026.

The current distribution rate for the Class C Preferred Units is the three-month CME Term SOFR interest rate plus a spread of 7.384% (see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). A change in interest rates of 0.125% would result in an increase or decrease of our quarterly Class C Preferred Unit distribution of less than $0.1 million, based on the Class C Preferred Units outstanding at September 30, 2026.

The current distribution rate for the Class D Preferred Units is the three-month CME Term SOFR interest rate plus a spread of 7.00% (see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). A change in interest rates of 0.125% would result in an increase or decrease of our quarterly Class D Preferred Unit distribution of $0.1 million, based on the Class D Preferred Units outstanding at September 30, 2026.

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

The following table summarizes the hypothetical impact on the September 30, 2026 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity.

Increase (Decrease) To Fair Value
(in thousands)
Crude oil (Water Solutions segment)	$2,202
Crude oil (Crude Oil Logistics segment)	$(1,026)
Propane (Liquids Logistics segment)	$(1,198)
Butane (Liquids Logistics segment)	$238
Other (Liquids Logistics segment)	$327

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

At September 30, 2026, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

Fair Value

We determine the fair value of our exchange traded derivative financial instruments utilizing publicly available prices, and for non-exchange traded derivative financial instruments, we utilize pricing models for similar instruments including publicly available prices and forward curves generated from a compilation of data gathered from third-parties.

Item 4.    Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are designed to ensure the information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our GP, as appropriate, to allow timely decisions regarding required disclosure.

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our GP, of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2026. Based on this evaluation, the principal executive officer and principal financial officer of our GP have concluded that as of September 30, 2026, such disclosure controls and procedures were effective.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

During the three months ended September 30, 2026, no director or officer of the Partnership adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Voting Agreement Among Members of Our General Partner

On November 3, 2026, KrimGP2010, LLC (“KrimGP”), an entity wholly owned by H. Michael Krimbill, our Chief Executive Officer and a director of our GP, entered into a Voting Agreement (“Voting Agreement”") with North Street Properties, LLC (“North Street"), a member of our GP holding units of membership interest in our GP (”GP Units”). Neither the Partnership nor our GP is a party to the Voting Agreement. As of the date of the Voting Agreement, North Street held 57,992.79 GP Units, or approximately 5.4% of the outstanding GP Units, and KrimGP held 177,655.24 GP Units, or approximately 16.4% of the outstanding GP Units.

Under the Voting Agreement, North Street has agreed to vote all GP Units it owns or controls (i) in favor of maintaining the composition of the board of directors of our GP as in effect from time to time and against any proposal to remove or replace an incumbent director (including John T. Raymond, a director of our GP), in each case as directed or recommended by KrimGP or as otherwise required by the limited liability company agreement of our GP; (ii) in favor of board nominees and other matters submitted to a vote or consent of the members of our GP, in each case as designated or recommended by KrimGP; and (iii) against any amendment, modification or waiver of the limited liability company agreement (or certificate of formation) of our GP that would adversely affect the rights of KrimGP or the investors who formed the Partnership (the “IEP Parties”) under that agreement or the rights of KrimGP under the Voting Agreement; and (iv) to fill any vacancy on the board of directors of our GP only with persons designated or recommended by KrimGP.

North Street granted Mr. Krimbill (or KrimGP’s designee) an irrevocable proxy to vote its GP Units on these matters if North Street fails to vote or attempts to vote in a manner inconsistent with the Voting Agreement, and has revoked all prior proxies and agreed not to grant any other proxy, deposit its GP Units in a voting trust or enter into any other voting arrangement with respect to those matters. These obligations do not apply to any matter that would adversely affect North Street’s rights or economic interests as a member in a manner disproportionate to the effect on other members, or that would give KrimGP, Mr. Krimbill or their affiliates any consideration, right or benefit not offered to North Street on a pro rata basis. North Street may vote its GP Units on any such matter in its discretion. The election, removal or replacement of directors, in and of itself, is not such a matter.

KrimGP has agreed that, if North Street and its affiliates come to hold at least 10% of the outstanding GP Units, then, upon North Street’s written request, KrimGP will vote in favor of, and use reasonable best efforts to support, an amendment to the limited liability company agreement of our GP. The amendment, if approved, would give North Street the right to designate one director to the board of directors of our GP on terms substantially consistent with those applicable to other members of our GP holding comparable designation rights. That amendment would require the approval of members holding at least 80% of the outstanding GP Units. KrimGP’s obligations under this provision terminate if North Street and its affiliates cease to hold at least 10% of the outstanding GP Units.

The Voting Agreement terminates on the earliest of (i) the date on which neither North Street nor any of its affiliates that has become bound by the Voting Agreement holds any GP Units; (ii) the date on which Mr. Krimbill, KrimGP and other persons controlled by Mr. Krimbill together hold less than 5% of the outstanding GP Units; (iii) November 3, 2033; and (iv) the written agreement of the parties.

The foregoing description of the Voting Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Voting Agreement, which is filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6.    Exhibits

Exhibit Number	Description
10.1*
First Amendment to Term Loan Credit Agreement, dated as of September 16, 2026, by and among NGL Energy Operating LLC, NGL Energy Partners LP, Barclays Bank PLC, as administrative agent, collateral agent and a lender, and certain financial institutions party thereto

10.2*
Eighth Amendment to Credit Agreement, dated as of October 13, 2026, by and among NGL Energy Operating LLC, NGL Energy Partners LP, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Voting agreement, dated as of November 3, 2026, between KrimGP2010, LLC and North Street Properties, LLC
101.INS***	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith
**    Furnished herewith
***    The following documents are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2026 and March 31, 2026, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2026 and 2025, (iii) Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months and six months ended September 30, 2026 and 2025, (iv) Unaudited Condensed Consolidated Statements of Changes in (Deficit) Equity for the three months and six months ended September 30, 2026 and 2025, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2026 and 2025, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NGL Energy Partners LP

	By:	NGL Energy Holdings LLC, its general partner

Date: November 5, 2026		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: November 5, 2026		By:	/s/ Bradley P. Cooper
Bradley P. Cooper
Chief Financial Officer